Form 10-K
period 2025-06-30
IREN Ltd
filed 2025-08-28
CIK 1878848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-41072
________________________
IREN Limited
(Exact name of registrant as specified in its charter)
________________________

Australia	[Not Applicable]
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Level 6, 55 Market Street Sydney, NSW 2000 Australia	2000
(Address of principal executive offices)	(Zip Code)
+61 2 7906 8301
(Registrant’s telephone number, including area code)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, no par value	IREN	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Ordinary shares as reported by The Nasdaq Global Select Market on December 31, 2024 (the last business day of the registrant’s second fiscal quarter), was approximately $2,000,000,000.
As of August 15, 2025, the registrant had 271,980,494 Ordinary shares and two B Class shares, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year ended June 30, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies and trends we expect to affect our business. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “potential,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions Forward-looking statements may also be made, verbally or in writing, by members of our Board or management team in connection with this Annual Report on Form 10-K. Such statements are subject to the same limitations, uncertainties, assumptions and disclaimers set out in this document. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. The forward-looking statements are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations, and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited to:
•Bitcoin price and foreign currency exchange rate fluctuations;
•our ability to obtain additional capital on commercially reasonable terms and in a timely manner to meet our capital needs and facilitate our expansion plans;
•the terms of any future financing or any refinancing, restructuring or modification to the terms of any future financing, which could require us to comply with onerous covenants or restrictions, and our ability to service our debt obligations, any of which could restrict our business operations and adversely impact our financial condition, cash flows and results of operations;
•our ability to successfully execute on our growth strategies and operating plans, including our ability to continue to develop our existing data center sites, design and deploy direct-to-chip liquid cooling systems, and diversify and expand into the market for high-performance computing (“HPC”) solutions (including the market for AI Cloud Services and potential colocation services such as powered shell, build-to-suit and turnkey data centers (“Colocation Services”) (collectively “HPC and AI services”));
•our limited experience with respect to new markets we have entered or may seek to enter, including the market for HPC and AI services);
•our ability to remain competitive in dynamic and rapidly evolving industries;
•expectations with respect to the ongoing profitability, viability, operability, security, popularity and public perceptions of the Bitcoin network;
•expectations with respect to the useful life and obsolescence of hardware (including hardware for Bitcoin mining and any current or future HPC and AI services we offer);
•delays, increases in costs or reductions in the supply of equipment used in our operations including as a result of tariffs and duties, and certain equipment being in high demand due to global supply chain constraints;
•expectations with respect to the profitability, viability, operability, security, popularity and public perceptions of any current and future HPC and AI services we offer;
•our ability to secure and retain customers on commercially reasonable terms or at all, particularly as it relates to our strategy to expand into markets for HPC and AI services;
•our ability to establish and maintain a customer base for our HPC and AI services business and customer concentration;

•our ability to manage counterparty risk (including credit risk) associated with any current or future customers, including customers of our HPC and AI services and other counterparties;
•the risk that any current or future customers, including customers of our HPC and AI services or other counterparties, may terminate, default on or underperform their contractual obligations;
•changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions;
•Bitcoin global hashrate fluctuations;
•our ability to secure renewable energy, renewable energy certificates, power capacity, facilities and sites on commercially reasonable terms or at all;
•delays associated with, or failure to obtain or complete, permitting approvals, grid connections and other development activities customary for greenfield or brownfield infrastructure projects;
•our reliance on power and utilities providers, third party mining pools, exchanges, banks, insurance providers and our ability to maintain relationships with such parties;
•expectations regarding availability and pricing of electricity;
•our participation and ability to successfully participate in demand response products and services and other load management programs run, operated or offered by electricity network operators, regulators or electricity market operators;
•the availability, reliability and/or cost of electricity supply, hardware and electrical and data center infrastructure, including with respect to any electricity outages and any laws and regulations that may restrict the electricity supply available to us;
•any variance between the actual operating performance of our miner hardware achieved compared to the nameplate performance including hashrate;
•electricity market risks relating to changes in regulations and requirements of market operators and regulatory bodies, including with respect to grid stability, interconnection and curtailment obligations;
•our ability to curtail our electricity consumption and/or monetize electricity depending on market conditions, including changes in Bitcoin mining economics and prevailing electricity prices;
•actions undertaken by electricity network and market operators, regulators, governments or communities in the regions in which we operate;
•the availability, suitability, reliability and cost of internet connections at our facilities;
•our ability to secure additional hardware, including hardware for Bitcoin mining and any current or future HPC and AI services we offer, on commercially reasonable terms or at all, and any delays or reductions in the supply of such hardware or increases in the cost of procuring such hardware;
•our ability to operate in an evolving regulatory environment;
•our ability to successfully operate and maintain our property and infrastructure;
•reliability and performance of our infrastructure compared to expectations;
•malicious attacks on our property, infrastructure or IT systems;
•our ability to maintain in good standing the operating and other permits and licenses required for our operations and business;
•our ability to obtain, maintain, protect and enforce our intellectual property rights and confidential information;

•any intellectual property infringement and product liability claims;
•whether the secular trends we expect to drive growth in our business materialize to the degree we expect them to, or at all;
•any pending or future acquisitions, dispositions, joint ventures or other strategic transactions;
•the occurrence of any environmental, health and safety incidents at our sites, and any material costs relating to environmental, health and safety requirements or liabilities;
•damage to our property and infrastructure and the risk that any insurance we maintain may not fully cover all potential exposures;
•ongoing proceedings relating to the default under certain equipment financing facilities, ongoing securities litigation, and any future litigation, claims and/or regulatory investigations, and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•our failure to comply with any laws including the anti-corruption laws of the United States and various international jurisdictions;
•any failure of our compliance and risk management methods;
•any laws, regulations and ethical standards that may relate to our business, including those that relate to Bitcoin and the Bitcoin mining industry and those that relate to any other services we offer, including laws and regulations related to data privacy, cybersecurity and the storage, use or processing of information and consumer laws;
•our ability to attract, motivate and retain senior management and qualified employees;
•increased risks to our global operations including, but not limited to, political instability, acts of terrorism, theft and vandalism, cyberattacks and other cybersecurity incidents and unexpected regulatory and economic sanctions changes, among other things;
•climate change, severe weather conditions and natural and man-made disasters that may materially adversely affect our business, financial condition and results of operations;
•public health crises, including an outbreak of an infectious disease and any governmental or industry measures taken in response;
•damage to our brand and reputation;
•evolving stakeholder expectations and requirements relating to environmental, social or governance (“ESG”) issues or reporting, including actual or perceived failure to comply with such expectations and requirements;
•that we do not currently pay any cash dividends on our ordinary shares (“Ordinary shares”), and may not in the foreseeable future and, accordingly, your ability to achieve a return on your investment in our Ordinary shares will depend on appreciation, if any, in the price of our Ordinary shares.
The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report and should be read carefully in conjunction with other uncertainties and potential events described in “Item 1A. Risk Factors” or “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Except as required by law, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

GLOSSARY OF INDUSTRY TERMS AND CONCEPTS
This Annual Report on Form 10-K includes a number of industry terms and concepts which are defined as follows:
•AI Cloud Services: platforms that provide access to AI/ML capabilities through cloud-based infrastructure.
•AI/ML: Artificial Intelligence and Machine Learning. Artificial Intelligence (“AI”) is computer software that mimics human cognitive abilities in order to perform complex tasks, such as decision making, data analysis, language translation and a variety of tools and services across the emergent AI industry that have been developed to leverage AI capabilities. Machine Learning (“ML”) is a subset of AI in which algorithms are trained on data sets to become machine learning models capable of performing specific tasks.
•ASICs: An Application Specific Integrated Circuit is a type of integrated circuit that is custom-designed for a particular use, rather than intended for general-purpose use.
•Bitcoin: A system of global, decentralized, scarce, digital money as initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto.
•Bitcoin network: The collection of all nodes running the Bitcoin protocol. This includes miners that use computing power to maintain the ledger and add new blocks to the blockchain.
•block: A bundle of transactions analogous with digital pages in a ledger. Transactions are bundled into blocks, which are then added to the ledger. Miners are rewarded for “mining” a new block.
•blockchain: A software program containing a cryptographically secure digital ledger that maintains a record of all transactions that occur on the network, that enables peer-to-peer transmission of transaction information, and that follows a consensus protocol for confirming new blocks to be added to the blockchain.
•Board: The board of directors of IREN Limited.
•CBDC: Central bank digital currency.
•Co-Founders and Co-Chief Executive Officers: Daniel Roberts and William Roberts.
•cryptocurrency or digital asset: Bitcoin and alternative coins, or “altcoins,” launched after the success of Bitcoin. This category is designed to serve functions including as a medium of exchange, store of value, and/or to power applications.
•difficulty: In the context of Bitcoin mining, a measure of the relative complexity of the algorithmic solution required for a miner to mine a block and receive the Bitcoin reward. An increase in global hashrate will temporarily result in faster block times as the mining algorithm is solved quicker - and vice versa if the global hashrate decreases. The Bitcoin network protocol adjusts the network difficulty every 2,016 blocks (approximately every two weeks) to maintain a target block time of 10 minutes.
•EH/s: Exahash per second. 1 EH/s equals one quintillion hashes per second (1,000,000,000,000,000,000 h/s).
•fiat currency: A government issued currency that is not backed by a physical commodity, such as gold or silver, but rather by the government that issued it.
•fork: A fundamental change to the software underlying a blockchain which may result in two different blockchains, the original, and the new version, each with their own token.
•GPUs: Graphics processing units are a type of computing technology designed for parallel processing, which can be used in a wide range of applications, including graphics and video rendering, gaming, creative production and AI.
•hash: To compute a function that takes an input, and then outputs an alphanumeric string known as the “hash value.”

•hashrate: The speed at which a miner can produce computations (hashes) using the Bitcoin network’s algorithm, expressed in hashes per second. The hashrate of all miners on a particular network is referred to as the global hashrate.
•HPC: High-performance computing, which refers to the aggregation of computing power to achieve higher performance levels, often utilized to perform complex calculations in fields including science, engineering, finance, AI/ML, and business. It typically involves using supercomputers or clusters of computers, often employing parallel processing, to perform calculations simultaneously, thereby greatly reducing computation time.
•miner: Individuals or entities who operate a computer or group of computers that compete to mine blocks. Bitcoin miners who successfully mine blocks are rewarded with new Bitcoin as well as any transaction fees.
•mining: The process by which new Bitcoin blocks are created, and thus new transactions are added to the blockchain in the Bitcoin network.
•mining pools: Mining pools are platforms for miners to contribute their hashrate in exchange for digital assets, including Bitcoin, and in some cases regardless of whether the pool effectively mines any block. Miners tend to join pools to increase payout frequency, with pools generally offering daily payouts, and to externalize to the pool the risk of a block taking longer than statistically expected from the network difficulty. Mining pools offers these services in exchange for a fee.
•MW: Megawatts. 1MW equals 1,000 kilowatts.
•PH/s: Petahash per second. 1 PH/s equals one quadrillion hashes per second (1,000,000,000,000,000 h/s).
•proof-of-work: A protocol for establishing consensus across a system that ties mining capability to computational power. Hashing a block, which is in itself an easy computational process, now requires each miner to solve for a certain difficulty variable periodically adjusted by the Bitcoin network protocol. In effect, the process of hashing each block becomes a competition and, as a result, the overall process of hashing requires time and computational effort.
•proof-of-stake: An alternative consensus protocol, in which a “validator” typically may use their own digital assets to validate transactions or blocks. Validators may “stake” their digital assets on whichever transactions they choose to validate. If a validator validates a block (group of transactions) correctly, it will receive a reward. Typically, if a validator verifies an incorrect transaction, it may lose the digital assets that it staked. Proof-of-stake generally requires a negligible amount of computing power compared to Proof-of-work.
•protocol: The software that governs how a blockchain operates.
•public key or private key: Each public address on a blockchain network has a corresponding public key and private key that are cryptographically generated. A private key allows the recipient to access any digital assets associated with the address, similar to a bank account password. A public key helps validate transactions that are broadcasted to and from the address. Public keys are derived from private keys.
•REC: Renewable Energy Certificate.
•SEC: U.S. Securities and Exchange Commission.
•TH/s: Terahash per second. 1 TH/s equals one trillion hashes per second (1,000,000,000,000 h/s).
•wallet: A place to store public and private keys for blockchains (similar to storage applications for usernames and passwords). Wallets are typically software, hardware, or paper-based.

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks and uncertainties, discussed in more detail below. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making an investment decision regarding our Ordinary shares. These risks include, among others, the following key risks:
Risks Related to Our Business
●We have a history of operating losses, and we may incur net losses in the future.
●Our business has grown rapidly and we have an evolving business model and strategy.
●Our increased focus on HPC and AI services may not be successful and may result in adverse consequences to our business, results of operations and financial condition.
●Changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions, could adversely impact our business, prospects, operations and financial performance.
●We may be unable to raise additional capital needed to fulfill our capital or liquidity needs or grow our business and achieve expansion plans.
●Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
●We have entered into a settlement agreement to terminate and release all claims relating to legal proceedings involving certain of our wholly-owned subsidiaries that previously defaulted on limited recourse equipment financing agreements, noting there can be no assurance as to timing of the final termination of such proceedings.
●Our operating results have fluctuated significantly and may continue to fluctuate significantly as a result of several different factors.
●Our business is highly dependent on a small number of equipment suppliers, and any failure by us or our suppliers to perform under the relevant supply contracts could materially impact our operating results and financial condition.
●Supply chain and logistics issues for us, our contractors or our suppliers may frustrate or delay our expansion plans or increase the cost of constructing our infrastructure.
●Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our operations and financial performance.
●Bitcoin mining and HPC and AI services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power.
●Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to Bitcoin miners or HPC and AI service providers, including us, or Bitcoin mining or HPC and AI services generally.
●Any critical failure of key electrical or data center equipment may result in material impacts to our operations and financial performance.
●Serial defects in our ASICs, GPUs and other equipment may result in failure or underperformance relative to expectations and impact our operations and financial performance.

●We may be vulnerable to climate-related risks, severe weather conditions and natural and man-made disasters which could severely disrupt the normal operation of our business and adversely affect our results of operations.
●Our properties may experience damages, including damages that are not covered by insurance.
Risks Related to Bitcoin
●Our future success will depend significantly on the price of Bitcoin, which is subject to risk and has historically been subject to significant price volatility, as well as a number of other factors.
●The potential transition of digital asset networks such as the Bitcoin network from proof-of-work mining algorithms to proof-of-stake validation may significantly impact the value of our capital expenditures.
●There is a risk of additional Bitcoin mining capacity from competing Bitcoin miners, which would increase the global hashrate and decrease our effective market share.
● Bitcoin is a form of technology which may become redundant or obsolete in the future.
● Bitcoin will be subject to block reward halving several times in the future and Bitcoin’s value may not adjust to compensate us for the reduction in the block rewards that we receive from our mining activities.
Risks Related to Third Parties
●There can be no assurance that we will succeed in establishing and maintaining a customer base for our HPC and AI services business, that we will be successful in generating a recurring stream of revenue from that business or whether we can provide the right combination of HPC and AI services.
●Our HPC and AI services have and may continue to have significant customer concentration, and we are exposed to counterparty credit risk with respect to our customers.
Risks Related to Regulations and Regulatory Frameworks
●The regulatory environment regarding digital assets and digital asset mining is in flux, and we may become subject to changes to and/or additional laws and regulations or regulatory inquiries that may disrupt or limit our ability to operate.
●Our business and financial condition may be materially adversely affected by changes to and/or increased regulation of energy sources.
Risks Related to Being Incorporated Outside the United States
●As a company incorporated outside of the United States, the rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. jurisdictions or other jurisdictions.
PRESENTATION OF FINANCIAL AND OTHER INFORMATION
All references to “U.S. dollars,” “dollars,” “$,” “USD” or “US$” are to the U.S. dollar. All references to “Australian dollars,” “AUD” or “A$” are to the Australian dollar, the official currency of Australia. All references to “Canadian dollars,” “CAD” or “C$” are to the Canadian dollar, the official currency of Canada. All references to “GAAP” are to generally accepted accounting principles in the United States.
Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to the terms “IREN,” “the Company,” “the Group,” “our,” “us,” and “we” refer to IREN Limited and its subsidiaries.
Financial Statements
The consolidated financial statements cover IREN, consisting of IREN Limited and the entities it controlled at the end of, or during, the year ended June 30, 2025. The consolidated financial statements are presented in U.S. dollars, which is the presentation currency for IREN Limited. We prepared our annual consolidated financial statements for fiscal years ended June 30, 2025 June 30, 2024 and 2023 in accordance with GAAP. Unless otherwise noted, our financial information presented herein for the fiscal years ended June 30, 2025, 2024 and 2023 is stated in dollars, our presentation currency. All references herein to “our financial statements,” “our audited consolidated financial information,” and/or “our audited consolidated financial statements” are to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our fiscal year ends on June 30. References in this Annual Report on Form 10-K to a fiscal year, such as “fiscal year 2025,” “fiscal year 2024” and “fiscal year 2023,” relate to our fiscal year ended on June 30 of that calendar year.
Special Note Regarding non-GAAP Measures
This Annual Report on Form 10-K refers to certain measures that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. IREN uses non-GAAP measures including “EBITDA”, “EBITDA margin,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “Total net electricity costs,” “Net electricity costs – Bitcoin Mining,” and “Net electricity costs per Bitcoin mined” (each as defined below) as additional information to complement GAAP measures by providing further understanding of the Company’s operations from management’s perspective. As a capital intensive business, EBITDA excludes the impact of the cost of depreciation of computer hardware equipment and other fixed assets, which allows us to measure the liquidity of our business on a current basis and, we believe, provides a useful tool for comparison to our competitors in a similar industry. We believe Adjusted EBITDA is a useful metric because it allows us to monitor the profitability of our business on a current basis and removes expenses which do not impact our ongoing profitability and which can vary significantly in comparison to other companies. In addition, Total net electricity costs allows us to measure the all-in-costs of electricity of our business on a current basis, which we believe provides a useful tool for comparing our ability to secure low-cost power to that of our competitors in a similar industry and Net electricity costs - Bitcoin Mining and Net electricity costs per Bitcoin mined allows to us to assess the return on our investment in mining Bitcoin.
EBITDA is defined as net income (loss), excluding finance expense, interest income, depreciation and amortization, and income tax (provision) benefit, which are important components of our net income (loss). “EBITDA margin” is defined as EBITDA divided by revenue. Further, “Adjusted EBITDA” also excludes stock based compensation, foreign exchange gain (loss), impairment of assets, certain other non-recurring income, gain (loss) on disposal of property, plant and equipment, gain (loss) on disposal of subsidiaries, unrealized gain (loss) on financial instruments, gain on partial extinguishment of financial liabilities and certain other expense items. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue. “Total net electricity costs” is defined as the sum of electricity charges, demand response program income, demand response program fees, realized gain (loss) on financial asset excluding a one-off liquidation payment incurred in August 2024 resulting from the transition to spot pricing at the Childress site and the reversal of unrealized loss recorded on fixed price contracted amounts outstanding at June 30, 2024. “Net electricity costs per Bitcoin mined” is defined as Total net electricity costs less net electricity costs attributable to AI Cloud Services, divided by the total Bitcoin mined for the relevant fiscal period.
“EBITDA”, “EBITDA margin,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “Total net electricity costs”, “Net electricity costs - Bitcoin Mining” and “Net electricity costs per Bitcoin mined” have limitations as analytical tools. These measures should not be considered as alternatives to net income (loss), as applicable, determined in accordance with GAAP. EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our operating performance only, and as a result you should not consider these measures in isolation from, or as a substitute analysis for, our net income (loss) or net income (loss) margin, as applicable, as determined in accordance with GAAP, which are the most comparable GAAP financial measures. For example, we expect depreciation of our fixed assets will be a large recurring expense over the course of the useful life of our assets, and that stock based compensation is an important part of compensating certain employees, officers and directors. Total net electricity costs, “Net electricity costs - Bitcoin Mining” and Net electricity costs per Bitcoin mined should not be considered as alternatives to electricity charges determined in accordance with GAAP, which is the most comparable GAAP financial measure. Our non-GAAP measures do not have any standardized meaning prescribed by GAAP and therefore are not necessarily comparable to similarly titled measures used by other companies, limiting their usefulness as a comparative tool.
A reconciliation of EBITDA and Adjusted EBITDA to net income (loss), a reconciliation of EBITDA margin and Adjusted EBITDA margin to net income (loss) and a reconciliation of Total net electricity costs, “Net electricity costs - Bitcoin Mining” and Net electricity costs per Bitcoin mined to electricity charges, the most directly comparable GAAP measures, can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Market Share and Other Information

This Annual Report on Form 10-K includes market, economic and industry data as well as certain statistics and information relating to our business, markets, and other industry data, which we obtained or extrapolated from various third-party industry and research sources, as well as assumptions that we have made that are based on those data and other similar sources. Industry publications and other third-party surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. While we believe that such data is reliable, we have not independently verified such data and cannot guarantee the accuracy or completeness thereof. Additionally, we cannot assure you that any of the assumptions underlying these statements are accurate or correctly reflect our position in the industry, and not all of our internal estimates have been verified by any independent sources. Furthermore, we cannot assure you that a third-party using different methods to assemble, analyze, or compute market data would obtain the same results. There is no precise definition for what constitutes the Bitcoin mining market, the HPC and AI services market or any other market or industry referenced in this Annual Report on Form 10-K. We do not intend, and do not assume any obligations, to update industry or market data set forth in this Annual Report on Form 10-K. Finally, behavior, preferences, and trends in the marketplace tend to change. As a result, investors and prospective investors should be aware that data in this Annual Report on Form 10-K and estimates based on such data may not be reliable indicators of future results.
References to “market share” and “market leader” are based on global revenues in the referenced market, and, unless otherwise specified herein, are based on certain of the materials referenced above.
Rounding
Amounts in this report have been rounded off to the nearest thousand dollars, or in certain cases, the nearest dollar.
Presentation Currency and Exchange Rates
The Group’s presentation currency for the consolidated financial statements is U.S. dollars. The functional currency of IREN Limited and certain of its subsidiaries is Australian dollars, and for certain other subsidiaries the functional currency is one other than Australian dollars. Functional currency amounts are translated in the presentation currency in the manner described in Note 2 to our audited financial statements for the year ended June 30, 2025, included in this Annual Report on Form 10-K.

PART I
                                                    ITEM 1.    BUSINESS
Our Company
We are a leading owner and operator of next-generation data centers powered by 100% renewable energy (whether from clean or renewable energy sources or through the purchase of renewable energy certificates (“RECs”)). Our data centers are purpose-built for power dense computing applications and today support a combination of GPUs for HPC and AI services and ASICs for Bitcoin mining.
Our Bitcoin mining operations generate revenue by earning Bitcoin through a combination of block rewards and transaction fees from the operation of our specialized computers called ASICs (which we refer to as “Bitcoin miners”) and exchanging these Bitcoin for fiat currencies such as USD or CAD.
We have been mining Bitcoin since 2019. We typically liquidate all the Bitcoin we mine daily and therefore did not have any Bitcoin held on our balance sheet as of June 30, 2025. To date we have utilized Kraken, a U.S.-based digital asset trading platform, to liquidate the Bitcoin we mine. The mining pools that we utilize for the purposes of our Bitcoin mining transfer the Bitcoin that we have mined to Kraken on a daily basis. Such Bitcoin is then exchanged for fiat currency on the Kraken exchange or via its over-the-counter trading desk. We have a backup U.S.-based digital asset trading platform, Coinbase, although we have not utilized Coinbase as of June 30, 2025.We are also pursuing a strategy of expanding and diversifying our revenue sources into HPC and AI services, including through the development of purpose-built AI data centers. Our HPC and AI services include AI Cloud Services, launched in 2024, that generates revenue by providing access to cloud-based GPU computing to customers for AI training and inference workloads.
Our Data Centers
We are a vertically integrated business, and currently own and operate our computing hardware (consisting of Bitcoin mining ASICs and AI Cloud Services GPUs) as well as our electrical infrastructure and data centers. We generally target development of data centers in regions where there are low-cost and attractive renewable energy sources, with over 80% of our operating data center capacity located in the United States. We have ownership of our proprietary data centers and electrical infrastructure, including the freehold land. This provides us with additional security and operational control over our assets. We believe data center ownership also allows our business to benefit from more sustainable cash flows and operational flexibility in comparison with operators that rely upon third-party hosting services or short-term land leases which may be subject to termination rights, profit sharing arrangements and/or potential changes to contractual terms such as pricing. We assess opportunities to utilize our available data center capacity, land or power capacity on an ongoing basis, including via potential third-party hosting and alternative revenue sources. We also focus on grid-connected power access which we believe not only helps facilitate a more reliable, long-term supply of power, but also provides us with the ability to support the energy markets in which we operate (for example, through potential participation in demand response, ancillary services provision and load management in deregulated markets such as Texas).
We have three data center sites in Texas, United States with executed grid connection agreements, namely Childress, Sweetwater 1 and Sweetwater 2. Our 750MW Childress site has been operating since April 2023 and, as of June 30, 2025, has approximately 650MW of operating data center capacity and installed hashrate capacity of approximately 40.1 EH/s. We are currently undertaking an expansion of our data center capacity at Childress to support a direct-to-chip liquid cooling deployment known as “Horizon 1” with an IT load of up to 50MW (based on rack density of up to 200kW, subject to customer requirements) targeting energization by the end of calendar year 2025, to support potential growth opportunities for HPC and AI services. As of June 30, 2025, we have purchased RECs in respect of 100% of our energy consumption through to such date at our Childress site.
Our 1,400MW Sweetwater 1 and 600MW Sweetwater 2 sites are under development and located approximately 40 miles from Abilene, Texas. As of June 30, 2025 we had paid $11.7 million of connection deposits for Sweetwater 1, as well as $13.5 million in connection deposits and $4.1 million in non-refundable connection costs for Sweetwater 2, with such payments facilitating a direct connection to the Electricity Reliability Council of Texas (“ERCOT”) grid. We expect to pay up to $13.5 million in connection deposits over the next 12 months, related to our Sweetwater 2 site. Construction of substation infrastructure has commenced at Sweetwater 1 (along with site establishment works such as construction offices, laydown areas and warehouse construction), and we are targeting grid connection and a substation energization date in the second quarter of calendar year 2026 for Sweetwater 1 and the fourth quarter of calendar year 2027 for Sweetwater 2. Design works are complete for a direct fiber loop between Sweetwater 1 and Sweetwater 2.

We also have three data center sites in British Columbia, Canada, namely Canal Flats, Mackenzie and Prince George. Our Canal Flats site was acquired from PodTech Innovation Inc. and certain of its related parties in January 2020, and has been operating since 2019. As of June 30, 2025 it had approximately 30MW of data center capacity and hashrate capacity of approximately 1.6 EH/s. Our Mackenzie site has been operating since April 2022 and, as of June 30, 2025, had approximately 80MW of data center capacity and hashrate capacity of approximately 5.2 EH/s. Our Prince George site has been operating since September 2022 and, as of June 30, 2025, had approximately 50MW of data center capacity and hashrate capacity of approximately 3.1 EH/s. Our AI Cloud Service, comprising NVIDIA H100 and H200 GPUs as of June 30, 2025, is also currently operated at our Prince George site.
Each of our sites in British Columbia are connected to the British Columbia Hydro and Power Authority (“BC Hydro”) electricity transmission network and have been 100% powered by renewable energy since commencement of operations (currently approximately 98% sourced from clean or renewable sources, including through hydroelectric sources, wind, solar and biomass, as reported by BC Hydro and approximately 2% accounted for by the purchase of RECs). BC Hydro retains the environmental attributes from the renewable energy they sell us. Our contracts with BC Hydro each had an initial term of one year and shall extend until terminated in accordance with the terms of the agreement upon six months' notice.
As of June 30, 2025, we have approximately 810MW of operating data center capacity and an installed hashrate capacity of approximately 50 EH/s across our sites in British Columbia (160MW) and Texas (650MW). In addition, as of June 30, 2025, we had approximately 1.9k NVIDIA H100 and H200 GPUs, which are deployed at our Prince George data center and are being used to provide AI Cloud Services to third party customers. Subsequent to June 30, 2025, we procured, through a combination of purchases and equipment leasing, approximately 5.5k NVIDIA B200 GPUs, 2.3k NVIDIA B300 GPUs and 1.2k NVIDIA GB300 GPUs to be installed at our Prince George site by the end of calendar year 2025, that will bring the total GPU fleet to approximately 10.9k NVIDIA GPUs.
We continue to evaluate our Bitcoin mining capacity and the potential for further deployment of GPUs for HPC and AI services across our data centers.
Bitcoin Mining
Bitcoin is a scarce digital asset that is created and transmitted through the operation of a peer-to-peer network of computers running the Bitcoin software. The Bitcoin network allows people to exchange digital tokens, called Bitcoin, which are recorded on a publicly distributed digital transaction ledger forming the Bitcoin blockchain, which contains the record of every Bitcoin transaction since the inception of Bitcoin. The Bitcoin network is decentralized, meaning no central authority, bank or financial intermediary is required to create, transmit or determine the value of Bitcoin.
Miners earn Bitcoin by validating and verifying Bitcoin transactions, securing blocks of transactions and adding those blocks to the Bitcoin blockchain by using ASICs to solve a complex cryptographic algorithm known as Secure Hash Algorithm 256 (“SHA-256”). Each unique block can be mined and added to the Bitcoin blockchain by only one miner. Once the miner mines the block, the rest of the network can verify and confirm the block to the blockchain. The successful miner is remunerated with newly minted Bitcoins (known as the “block reward”) and transaction fees. Bitcoin miners will be able to continue earning block rewards through this process until 21 million Bitcoins have been mined, which reflects the total fixed supply limit of Bitcoin. The Bitcoin network’s design regulates supply by only allowing a fixed number of Bitcoin to be mined each year and halving the number of block rewards paid to miners after approximately every four years. As a result of the Bitcoin network’s limitations on mining, it is estimated that the final Bitcoin block reward will occur in 2140, at which time miners will be incentivized to maintain the network solely based on transaction fees. It is currently estimated that approximately 20.6 million Bitcoin will have been mined by the year 2030.
Performance Metrics - Hashrate and Difficulty
In Bitcoin mining, the processing power of a miner is measured by its “hashrate” or “hashes per second.” “Hashrate” is the speed at which a miner can produce computations (“hashes”) using the Bitcoin network’s algorithm, expressed in hashes per second. Blockchain.com estimates from the network's difficulty that the average hashrate of the entire Bitcoin network was approximately 837.2 EH/s, as of June 30, 2025.
An individual miner, such as our Company, has a hashrate measured across the total number of ASICs it deploys in its Bitcoin mining operations. Generally, a miner’s expected success rate in solving blocks and earning Bitcoin over time is correlated with its total hashrate as a proportion of the global hashrate over the same period.

“Difficulty” is a measure of the relative complexity of the algorithmic solution required for a miner to mine a block and receive Bitcoins from the block reward and transaction fees. An increase in global hashrate will temporarily result in shorter block times as the mining algorithm is solved faster-and vice versa if the global hashrate decreases. The Bitcoin network protocol adjusts the network difficulty every 2,016 blocks (approximately every two weeks) to maintain a target block time of 10 minutes.
Mining Pools
As noted above, while an individual miner’s expected success rate in solving blocks and earning Bitcoin over time is correlated with its total hashrate as a proportion of the total estimated global hashrate, in the short-term, there can be variability in a miner’s actual success rate (and therefore revenue) as the process is probabilistic. As such, miners like us typically aggregate their computing power with others by joining a global “mining pool.” Mining pools generally pay out Bitcoin to participants daily based on a miner’s computing power contribution to the mining pool in return for a fee. This arrangement can reduce revenue variance and certain pools may even reward miners regardless of the number of blocks the pool solves each day (i.e. the pool operator absorbs the daily variances).
As part of our mining operations, we contribute our hashrate to a global mining pool, subject to their terms of service. We currently use Antpool and Foundry as our main mining pool service providers and we are subject to Antpool’s User Service Agreement and Foundry's Pool Terms. There is no prescribed term for services under the User Service Agreement and Antpool reserves the right to limit, change, suspend or terminate all or part of its services to us at any time. Similarly, we also have the right to terminate our use of Antpool’s services at any time. Terms for Foundry services are covered under Foundry's Pool Terms and allow us and Foundry to terminate our use of the pool at any time. In simple terms, Antpool and Foundry calculate and pay us our share of the statistically expected global Bitcoin reward, which is a function of: (a) our actual daily hashrate and (b) global network difficulty (fixed approximately every two weeks and ultimately represents the average global hashrate based on block time for the prior period). Antpool and Foundry pay us Bitcoin daily in arrears for our mathematically calculated share of global block rewards and our share of global transaction fees (net of fees to the pool). The Bitcoin are typically transferred to our exchange account on the same day and exchanged for fiat currencies such as USD or CAD on a daily basis. We may explore opportunities with other mining pools and we believe we have the ability to transition or change mining pools without material expense or delay. See “-Daily Exchange of Bitcoin” for further information.
Bitcoin Mining Economics
As of June 30, 2025, a successful Bitcoin miner earns a block reward of 3.125 Bitcoins plus transaction fees for each block added to the blockchain, which occurs approximately every 10 minutes and equates to 52,560 blocks or 164,250 Bitcoins per year, excluding transaction fees. The block reward is programmed to halve to 1.5625 Bitcoins in approximately April 2028.
The economics of Bitcoin mining are predominantly driven by:
•a miner’s proportionate share of the global hashrate;
•the block reward;
•the level of global transaction fees;
•the price of Bitcoin;
•the power consumption / efficiency of mining equipment;
•the reliability / efficiency of data center infrastructure;
•the cost of electricity; and
•other operating expenses, including employee and general and administrative costs.
As noted above, the amount of block rewards paid to miners is on a fixed distribution schedule, resulting in the last block reward payout to occur in approximately 115 years, at which time miners will be incentivized to maintain the network solely based on transaction fees.

Daily Exchange of Bitcoin
Because we typically exchange the Bitcoin we mine for fiat currency on a daily basis, we believe we have limited exposure to fluctuations in the value of Bitcoin with respect to the Bitcoin that we mine once we have mined such Bitcoin. In addition, we typically withdraw fiat currency proceeds from Kraken on a daily basis utilizing Etana Custody, a third-party custodian, to facilitate the transfer of such proceeds to one or more of our banks or other financial institutions. As a result, we have only limited amounts of Bitcoin and fiat currency with Kraken and Etana Custody at any time, and accordingly we believe we have limited exposure to potential risks related to excessive redemptions or withdrawals of digital assets or fiat currencies from, or suspension of redemptions or withdrawals of digital assets or fiat currencies from, Kraken, Etana Custody or any other digital asset trading platform or custodian we may use in the future for purposes of liquidating the Bitcoin we mine on a daily basis. However, if Kraken, Etana Custody or any such other digital asset trading platform or custodian suffers excessive redemptions or withdrawals of digital assets or fiat currencies, or suspends redemptions or withdrawals of digital assets or fiat currencies, as applicable, any Bitcoin we have transferred to such platform that has not yet been exchanged for fiat currency, as well as any fiat currency that we have not yet withdrawn, as applicable, would be at risk.
In addition, if any such event were to occur with respect to Kraken, Etana Custody or any such other digital asset trading platform or custodian we utilize to liquidate the Bitcoin we mine, we may be required to, or may otherwise determine it is appropriate to, switch to an alternative digital asset trading platform and/or custodian, as applicable. We do not currently use any other digital asset trading platforms or custodians to liquidate the Bitcoin we mine. While we expect to continue to utilize Kraken and Etana Custody, there are numerous alternative digital asset trading platforms that operate exchanges and/or over-the-counter trading desks with similar functionality to Kraken, and there are also several alternative funds transfer arrangements for facilitating the transfer of fiat currency proceeds from Kraken either with or without the use of a third-party custodian. We have onboarded Coinbase as an alternative digital asset trading platform to liquidate Bitcoin that we mine, although we have not utilized the Coinbase platform as of June 30, 2025. We may explore opportunities with other alternative digital asset trading platforms, over-the-counter trading desks and custodians, and believe we have the ability to switch to Coinbase or alternative digital asset trading platforms and/or funds transfer arrangements to liquidate Bitcoin we mine and transfer the fiat currency proceeds without material expense or delay.
As a result, we do not believe our business is substantially dependent on the Kraken digital asset trading platform or Etana Custody third-party custodian services.
However, digital asset trading platforms and third-party custodians, including Kraken and Etana Custody, are subject to a number of risks outside our control which could impact our business. In particular, during any intervening period in which we are switching digital asset trading platforms and/or third-party custodians, we could be exposed to credit risk with respect to any Bitcoin or fiat currency held by them. In addition, we could be exposed to fluctuations in the value of Bitcoin with respect to the Bitcoin that we mine during such period or that was previously mined but has not yet been exchanged for fiat currency. See “-Disruptions at over-the-counter (“OTC”) trading desks and potential consequences of an OTC trading desk’s failure could adversely affect our business. We may be required to, or may otherwise determine it is appropriate to, switch to an alternative digital asset trading platform and/or custodian,” “-Digital asset trading platforms for Bitcoin may be subject to varying levels of regulation, which exposes our digital asset holdings to risks” and “-We may temporarily store our Bitcoin on digital asset trading platforms which could subject our Bitcoin to the risk of loss or access” under “Item 1A. Risk Factors” for further information.
HPC and AI services
We are pursuing a strategy of expanding and diversifying our revenue sources into HPC and AI services, which includes the provision of AI Cloud Services and potentially Colocation Services.
For our AI Cloud Services, we procure and install specialized servers containing GPUs and other ancillary equipment (primarily networking infrastructure) in our data center facilities. Once installed, we aim to market and sell the computing power from such GPUs to customers, providing them with remote access to the GPUs. Our customers utilize such computing power primarily for AI training and inference workloads.
Our goal is to maximize utilization of our AI Cloud Services capacity by customers. We aim to enter into contracts for our AI Cloud Services once the relevant GPUs have been ordered or are installed and operational, and if any such computing power becomes available upon expiration of a customer contract or otherwise. However, we may experience delays in entering into new contracts or renewing or extending contracts with respect to any HPC and AI services capacity that becomes available from time to time, and utilization of that computing power may fluctuate based on demand over time.

We have expanded our AI Cloud Services offering through the acquisition of additional GPUs at our Prince George site in British Columbia. As of June 30, 2025, we had approximately 1.9k NVIDIA H100 and H200 GPUs, which are deployed at our Prince George data center and are being used to provide AI Cloud Services to third party customers. Subsequent to June 30, 2025, we procured, through a combination of purchases and equipment leasing, approximately 5.5k NVIDIA B200 GPUs, 2.3k NVIDIA B300 GPUs and 1.2k NVIDIA GB300 GPUs to be installed at our Prince George site by the end of calendar year 2025, that will bring the total GPU fleet to approximately 10.9k NVIDIA GPUs. Our AI Cloud Services business supports a diverse customer mix of contract terms ranging from on-demand to 3 years, including through white-labelled compute with leading US AI cloud providers.
As part of our diversification efforts into HPC and AI services, on February 12, 2025 we announced that we are developing an up to 50 MW IT load direct-to-chip liquid cooled data center at our Childress site in Texas known as “Horizon 1”, targeting energization by the end of calendar year 2025. We are also exploring a range of HPC and AI services opportunities across our portfolio, including at our Childress and Sweetwater sites in Texas, with continued engagement across a range of structures for Colocation Services and AI Cloud Services.
We are continuing to develop our HPC and AI services products and services to further expand and diversify our customer relationships and revenue streams.
Our Business Strengths
Vertical integration - Long-term security over infrastructure, land and power supply
We currently have ownership of our computing hardware for Bitcoin mining and AI Cloud Services (i.e. ASICs and GPUs, respectively), as well as our electrical infrastructure and proprietary data centers, including freehold land. We believe this provides us with more security and operational control over our assets.
We believe data center ownership also allows our business to benefit from more sustainable cash flows in comparison with operators that rely upon third-party hosting services or short-term land leases which may be subject to termination rights, profit sharing arrangements and/or potential changes to contractual terms such as pricing. We assess opportunities to utilize our available data center capacity, land or power capacity on an ongoing basis, including through potential third party hosting and alternative revenue sources, including asset sales, joint ventures or other arrangements.
We also focus on grid-connected power access which we believe not only helps facilitate a more reliable, long-term supply of power, but also provides us with the ability to support the energy markets in which we operate (for example, through potential participation in demand response, ancillary services provision and load management in deregulated markets such as Texas).
We have secured sites with access to land and power supply, which we believe positions us to take advantage of any growth in power demand for data centers, which is expected to grow rapidly in the upcoming years.
Vertical integration - Operations and maintenance
We believe it is important to retain control and operational oversight of our data centers, rather than outsourcing to a third-party provider who may not be aligned to our objectives.
As both the owner and operator of our hardware for Bitcoin mining and AI Cloud Services and data centers, we are directly incentivized to optimize each component of our value chain. Learnings and efficiency gains can then be applied across our entire portfolio.
In addition, we believe that we are able to identify and respond to operational issues in a more efficient and timely manner than would be the case under an outsourced hosted model. We believe this allows us to maximize operating performance as well as hardware life.
While outsourcing data centers and operations and maintenance to third parties may result in near-term returns and scale, short-term contractual arrangements may result in increased counterparty risk (for example, potential non-performance, delays and disputes) and renewal risk.
Leading efficiency - Proprietary data centers
We are building data centers that are purpose-built for power dense computing applications which support a combination of GPUs for AI services and ASICs for Bitcoin mining. We continue to refine our data center design through research and development efforts to further optimize the operational environment and efficiencies, including targeting stable performance during high and low temperature periods, as well as the life of our hardware and our strategy to expand and diversify our revenue sources into new markets (including HPC and AI services).
Seasoned management team with experience in data center and infrastructure development
We believe we are well-positioned to execute our strategy. The Board and management team have an extensive and established track record in financing, developing, building, operating, maintaining and managing large-scale greenfield and brownfield renewable energy projects, data center development and associated grid connections across North America, Western Europe and Asia-Pacific.
Additionally, we have been mining Bitcoin since 2019 and have good relationships with leading Bitcoin mining hardware suppliers, including Bitmain, as well as utility companies such as BC Hydro and AEP Texas.
Our team also has prior experience in the traditional data center and IT managed solutions industries, and we have strong relationships with leading hardware providers for HPC and AI services and equipment suppliers for data centers, including Dell Technologies Inc., Hunton Trane, Lenovo, NVIDIA, Supermicro and WekaIO, Inc, among others.
Established renewable energy and community strategy
We are focused on locating our operations in areas with low-cost renewable energy. For example, our current data center operations in British Columbia are connected to the BC Hydro network and have been 100% powered by renewable energy since commencement of operations (currently approximately 98% of electricity used is sourced from clean or renewable sources, including through hydroelectricity facilities and other sources like wind, solar and biomass, as reported by BC Hydro and approximately 2% accounted for by the purchase of RECs). Furthermore, our Childress site is located in the Panhandle region of Texas, which has significant capacity of operating renewable energy generation, and we have purchased RECs in respect of 100% of our energy consumption through to June 30, 2025 at our Childress site.
By targeting regions with existing renewable energy supply, we also aim to help address potential social and public policy risks. We believe it is important to support the local communities in which we operate. Our strategy is based upon entering markets that have a high penetration of renewables and where our operations can help provide benefits to the local energy markets and communities and establish a social license in the regions in which we operate. See “-Strategically targeted energy markets” and “-Regional and community strategy” for more information.
Non-HODL Strategy
“HODL” is a term used in the digital assets market which refers to an investment strategy whereby, following the original acquisition of a digital asset, the investor continues to hold the digital asset regardless of movements in the price of that digital asset. To date, we have adopted a “non-HODL” strategy pursuant to which we generally liquidate mining rewards on a daily basis (i.e., generally within the same day that we receive the relevant mining rewards), and we have done so since we started mining Bitcoin in 2019 (including when Bitcoin hit an all-time high of approximately $110,000 in June 2025). We currently expect that we will generally continue to liquidate our Bitcoin mined on a daily basis, however this may change in future.
The rationale behind our current non-HODL strategy include:
•providing a degree of risk mitigation during periods of Bitcoin price decline, for example, by potentially providing for higher average realized sale prices per Bitcoin during a period of declining Bitcoin prices; and
•providing a source of funding for capital and operating expenditures by reinvesting proceeds from liquidating Bitcoin mined.
Geographical diversification
We have focused on expanding our operations in the United States in recent years, as well as continuing to build on our successful operations in Canada. We believe that it is prudent to own and operate facilities across multiple jurisdictions to help mitigate against risks such as regulatory risks, political risks, market risks, counterparty risks, climate-related risks (including physical, transition and liability risks) and weather-related events. Accordingly, our current operations and potential development pipeline span across the United States, Canada and Asia-Pacific.

We believe that a portfolio of global projects helps reduce exposure to individual transmission networks, specific regional energy markets and single jurisdictions, and helps deliver a more durable and resilient business over the long-term.
Strategically targeted energy markets
Regulated markets
Our overall energy market strategy is to enter markets where we believe we can provide benefits to the local energy markets and communities. In the case of regulated energy markets (such as British Columbia), we look for regions where the power market may be in structural renewable energy oversupply, for example, excess renewable energy capacity still being built and/or declining industrial and manufacturing demand.
Declining demand and increasing supply in a regulated market means that the regulatory pricing model may have to contemplate raising power prices in order to deliver the required return to the regulated utility provider.
Without new load entering these markets and providing an additional revenue line to the utility, there may be a risk that power prices paid by incumbent users rise. This then potentially creates a negative spiral where some power users are unable to pay their higher power bill and need to close down. This, in turn, may lead to even more pricing increases which then impacts on another group of power users who can no longer afford the higher power prices.
In this context, we believe that introducing our incremental load to regulated oversupplied renewable energy markets may offer a substantial benefit through bringing additional revenue to the market (helping to support lower power prices for broader energy market participants per the above).
Deregulated markets
We believe many Western deregulated energy markets have been affected by a variety of events over the past two decades, including:
•dislocation between load and generation centers;
•new intermittent renewable generation often located in regional areas with strong wind and solar resource; whereas load growth is often concentrated in urban areas which are far away from new generation;
•increasing supply of power;
•substantial build out of intermittent renewables, often driven by government policy in the absence of a market-based price signal;
•negative power pricing caused by the build out of intermittent renewables; and/or
•renewable energy projects face frequent network congestion and curtailment.
We believe these market dynamics have created substantial volatility in power prices in some markets where those markets can swing quickly from oversupply to undersupply. In addition, without the system flexibility issue being solved (i.e. load supporting a network of intermittent generation), legacy fossil fuel generators, including base load generators, may not be able to be retired in the near-term.
We target these volatile markets where, through introducing new, flexible load, our proprietary data centers are able to utilize low-cost power from the grid during periods of oversupply (for example, excess intermittent renewable energy) and then reduce energy consumption during certain high price time periods when the market is in undersupply (for example, solar/wind output is insufficient or during an extreme weather event). Additionally, we target areas that may be negatively impacted by curtailment due to transmission congestion and by utilizing power near the source we may be able to provide grid benefits.

Cost of electricity
We purchase our electricity for our operations in British Columbia pursuant to a regulated tariff which is subject to adjustment annually. On March 17, 2025, as part of BC Hydro’s electricity rate review, the British Columbia Utilities Commission submitted a rate stability direction to the British Columbia Utilities Commission to set BC Hydro’s rates for the next two years. As part of this direction, BC Hydro implemented a 3.42% general rate increase effective April 1, 2025 with the applicable electricity charges under BC Hydro Rate Schedule 1830 - Transmission Service. As at June 30, 2025, the applicable energy charge is $0.03845 per kWh and the applicable standing monthly demand charge (based on peak electricity demand for each billing period) is $8.304 per kVA. A Deferral Account Rate Rider of 4.5% is applied as a discount to the total electricity charges.
At our Childress operation in Texas, the electricity market is deregulated and operates through a competitive wholesale market, which is subject to many factors, including fluctuations in commodity and energy prices. In August 2024 we closed out existing hedging arrangements for August and September 2024 at a cost of $7.2 million, and from August 2024 we expect to participate in the ERCOT wholesale spot energy market at our Childress operation in Texas. We retain the flexibility under our Childress power contract to purchase electricity derivatives whereby the Childress project pays a fixed price for the wholesale price component of our electricity costs for the tenor of the derivative. We are not locked into any specific power procurement arrangements and may consider alternative strategies to optimize our power costs, particularly for AI workloads. We have also implemented power cost optimization initiatives which enable the transition between Bitcoin mining and participation in demand response, ERCOT ancillary services programs and the current four coincident peak (“4CP”) management within the ERCOT market to optimize profitability.
Our focus on developing and offering HPC and AI services may impact our energy strategy including limiting our ability to curtail energy use and require a different strategy for hedging in the electricity markets in which we operate.
Regional and community strategy
Our strategy is based upon entering markets that have a high penetration of renewables and where our operations can help provide benefits to the local energy markets and communities.
Establishing a social license in the regions in which we operate is a core focus. For example, we believe we may help stimulate economic activity and employment in regional communities which have been impacted by the decline in traditional industries, such as manufacturing and industrial operations, while helping to position these regions at the forefront of emerging technology-related growth sectors to help provide economic diversification.
We provide funding for local community recreational infrastructure, volunteer groups and non-profit organizations. The Company is committed to working with and supporting the communities in which we operate. We also look for opportunities to partner with and support local First Nations and Indigenous communities where we operate.
Recent initiatives include:
•launched the IREN Scholarships & Bursaries program which provides awards in Mackenize and Prince George, British Columbia (6 bursaries) and Childress County, Texas (10 scholarships) to support youth in trades and post-secondary education;
•continuation of the Community Grants Program in Prince George and Mackenzie, British Columbia, and Childress, Texas, (with up to C$100,000, per year of grant funding for each community) awarding 44 grants total to local initiatives focused on areas of community participation, sustainability, safety, technology and learning; and
•launched the IREN Ignite program in Texas and continued it in British Columbia, offering paid summer employment for students and continued to strengthen connections in the local communities through career fairs at local high schools, universities, and technical colleges in both British Columbia and Texas.
Our Growth Strategies
Expand and diversify our revenue streams into new markets, including by continuing to focus on developing and offering HPC and AI services
We continue to explore a strategy of expanding and diversifying our revenue sources into new markets, and we are continuing to diversify into HPC and AI services pursuant to that strategy. Pursuant to that strategy, we continue to acquire hardware and develop our sites to support the growth of the AI Cloud Services business, when we believe there is potential demand from customers to support such activities. As of June 30, 2025, we had approximately 1.9k NVIDIA H100 and H200 GPUs, which are deployed at our Prince George data center and are being used to provide AI Cloud Services to third party customers. Subsequent to June 30, 2025, we procured, through a combination of purchases and equipment leasing, approximately 5.5k NVIDIA B200 GPUs, 2.3k NVIDIA B300 GPUs and 1.2k NVIDIA GB300 GPUs to be installed at our

Prince George site by the end of calendar year 2025, that will bring the total GPU fleet to approximately 10.9k NVIDIA GPUs.
Furthermore, to support potential growth opportunities for HPC and AI services we are advancing the construction of liquid cooled data center capacity, including an initial 50MW (IT load) direct-to-chip liquid cooling deployment at Childress. In addition, we are developing our 1,400MW Sweetwater 1 and 600MW Sweetwater 2 projects, including designing a direct fiber loop between the two sites to potentially create a 2GW data center hub for HPC and AI services. We remain focused on leveraging our existing infrastructure and expertise to further expand our HPC and AI services business.
Add new sites with attractive energy arrangements
We continue to explore additional sites to build our global platform, both within our existing markets and in new markets where we believe we can obtain attractive energy arrangements and provide benefits to the local energy markets and communities. In addition to our four operating sites (three in British Columbia and one in Childress, Texas) and our two development sites in Texas (1,400MW Sweetwater 1 and 600MW Sweetwater 2), we have conditional and unconditional rights to a number of additional sites across the United States, Canada and Asia-Pacific, over which we are currently pursuing development activities and which have the potential to support multiple GW more of aggregate data center capacity capable of powering growth beyond our 2,910MW of announced potential power capacity. However, there can be no assurance that we will ultimately develop all or any of such additional sites.
Consider Bitcoin mining expansion opportunities
We previously announced a pause in further Bitcoin mining expansion after reaching 50 EH/s of self-mining capacity at our sites in June, 2025. We may continue to monitor and consider opportunities to expand our self-mining capacity by further growing our available data center capacity and acquiring additional miners, taking into consideration market conditions, shareholder value, funding availability and other growth opportunities. In addition, we may reduce our Bitcoin mining capacity where we believe there are opportunities to produce shareholder value from other revenue streams, including to expand our HPC and AI services.
Own, develop and operate renewable generation and energy storage
We believe there is potential opportunity in the future to build and operate our own renewable generation and energy storage assets to lower our overall cost of power, generate additional revenue streams and support energy markets. We believe we are well-positioned to pursue this potential opportunity given our management team’s substantial and proven track record in financing, developing, building and managing large-scale greenfield and brownfield renewable energy projects and associated grid connections.
Consider pursuing strategic acquisitions and other value enhancing opportunities
We may strategically assess acquisition opportunities where we believe such transactions can accelerate our strategic roadmap through horizontal or vertical integration, expanding capacity, or gaining intellectual property that may help strengthen our competitive advantage.
In addition, we may from time to time, seek to dispose of, or monetize, assets where we believe we can receive value from any such disposition, or monetization, that is accretive to the business.
Competition
Competition in the Bitcoin Mining Business
Bitcoin mining operators can range from individual enthusiasts to professional mining operations with dedicated data centers. We compete with other companies that focus all or a portion of their activities on Bitcoin mining activities. At present, information concerning the activities of many of these enterprises is not readily available as most of the participants in this sector do not publish information publicly or the information may be unreliable. Published sources of information relating to mining pools can be found on “Blockchain.com”; however, the reliability of that information and its continued availability cannot be assured.

Several public companies (traded in the U.S. and internationally) compete with us in Bitcoin Mining, including Bitdeer Technologies Group, Bitfarms Ltd., Cipher Mining Inc., CleanSpark, Inc., Core Scientific Inc., Hut 8 Corp., MARA Holdings, Inc., Riot Platforms, Inc. and TeraWulf Inc.
The Bitcoin mining industry is a highly competitive and evolving industry and new competitors, or emerging technologies could enter the market and affect our competitiveness in the future.
Competition in the HPC and AI services industry
The HPC and AI services industry is rapidly evolving industry and new competitors or incumbent traditional data center operators and cloud services providers could enter the market and affect our competitiveness in any HPC and AI services we offer.
Several companies compete in this industry, including:
•AI Cloud Service providers including Amazon Web Services, CoreWeave, Crusoe Cloud, Google Cloud, Lambda Inc., Microsoft Azure, Nebius and Oracle Cloud; and
•Colocation Service providers including Digital Realty, QTS, CyrusOne, Equinix, Vantage Data Centers and Aligned Data Centers.
There is also the potential for other Bitcoin and digital asset mining companies to diversify into the HPC and AI services segment.
Employees and Human Capital Resources
As of June 30, 2025, we employed 257 employees in the United States, Canada and Australia. We also hire part-time employees, temporary employees, contractors and consultants as necessary to support our operations, for example as of June 30, 2025 we engaged approximately 200 contractors and sub-contractors at our sites in the United States. None of our employees are represented by labor unions.
We believe that an engaged, diverse, and inclusive culture is important for the success of our business, and we consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, train, retain and motivate qualified personnel. The growth and development of our workforce is an integral part of our success. We also strive to develop and foster a culture of diversity and inclusion and know that a company’s ultimate success is directly linked to its ability to identify and hire talented individuals from all backgrounds and perspectives.
Diversity, Equity and Inclusion
We believe that diversity of thought is a key factor to achieving innovation and success in our industry. We seek to foster a culture of inclusivity, where diverse perspectives and experiences thrive.
We are proud of the gender diversity that has organically formed throughout our Company. As of June 30, 2025, 23% of our workforce consists of talented and skilled women who play integral roles in our operations, construction, and corporate functions. In total, 21% of our leadership positions are filled by women, including key roles such as Chief Legal Officer, Chief Financial Officer, Site Manager and Operations Manager positions. We endeavour to further increase diversity within our workforce and create an environment where everybody is empowered to excel.
To demonstrate our efforts to support diversity and inclusion, we:
•leverage inclusive recruitment practices that attract talent from diverse backgrounds;
•invest in the professional growth of our employees, promoting access to learning and career development opportunities; and
•seek to actively engage with the communities where we operate, and support initiatives that promote inclusivity and education including partnering with schools and training authorities to develop training programs for the local workforce.

Government Regulation
U.S. Regulation
The laws and regulations applicable to digital assets are evolving and subject to interpretation and change. Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., most digital assets are subject to overlapping, unclear and evolving regulatory requirements. As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including The Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), the Treasury Department Office of Foreign Assets Control (“OFAC”), the Commodity Futures Trading Commission (“CFTC”), SEC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice (“DOJ”), the Department of Homeland Security, the Federal Bureau of Investigation (“FBI”), the U.S. Internal Revenue Service (“IRS”), the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”) and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and digital assets exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of digital asset trading platforms or other service providers that hold custody of digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to criminal investigations, SEC enforcement actions and other regulatory activity across the digital asset ecosystem. The current administration has since withdrawn or voluntarily dismissed most of the enforcement actions and many of the regulatory initiatives that occurred under the prior administration.
There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another Bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such Bill may entail.
Furthermore, changes in U.S. political leadership and economic policies have resulted in a marked shift in federal policy towards digital assets and digital asset markets. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional Bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the Department of Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. Government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. In January 2025, President Trump issued an Executive Order that outlined the administration’s commitment to “strengthening American leadership in digital financial technology” and established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administrations "pro-innovation mindset toward digital assets and blockchain technologies." In particular, the report recommends that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a CBDC, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.
There is no federal law that specifically regulates digital assets and digital asset markets in the United States, although the working group’s report recommends that Congress enact such legislation, and Congress has and continues to take efforts to enact such legislation, such as through the CLARITY Act. In the absence of such legislation, depending on the regulatory characterization of the digital assets we mine, the markets for those digital assets in general, and our activities in particular, our business and digital assets operations may be subject to one or more regulators in the United States. The SEC, under the prior administration, and U.S. state securities regulators have and continue to institute legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest Digital Asset Trading Platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it planned to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices, including the price of Bitcoin. In February 2025, a 60-day stay was granted in the SEC’s lawsuit against Binance in response to a joint request by both the SEC and Binance, which acknowledged that the SEC’s newly formed Crypto Task Force’s focus on developing a federal securities law framework for digital assets may resolve the case. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well.
In January 2025, the SEC launched a Crypto Task Force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets.
According to the CFTC, at least some digital assets, including Bitcoin, fall within the definition of a “commodity” under the CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over Bitcoin futures contracts and certain other digital assets derivatives. However, the NFA does not have regulatory oversight authority for the cash or spot market for digital asset commodities trading or transactions. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade. Similar to SEC Chairman Atkins, CFTC Acting Chairman Pham announced on August 1, 2025 a “crypto sprint” to begin implementing the recommendations of the working group report.
In May 2019, FinCEN issued guidance relating to how the Bank Secrecy Act (“BSA”) and its implementing regulations relating to money services businesses apply to certain businesses that transact in convertible virtual currencies. Under this guidance, an entity conducting “money transmission services” related to Bitcoin would constitute money transmission services for “virtual currency” or “convertible virtual currencies” and thus may be deemed a “money services business” that would be subject to the BSA and its implementing regulations. Although the guidance generally indicates that certain mining and mining pool operations will not be treated as money transmission services, the guidance also addresses when certain activities, including certain services offered in connection with operating mining pools such as hosting convertible virtual currency wallets on behalf of pool members or purchasers of computer mining power, may be subject to regulation. Although we believe that our mining activities do not presently trigger FinCEN registration requirements under the BSA, if our activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation, under federal law, we may be required to register at the federal level and comply with laws that may include the implementation of anti-money laundering programs, reporting and recordkeeping regimes and other operational requirements. In such an event, to the extent we decide to proceed with some or all of our operations, the required registration and regulatory compliance steps may result in extraordinary, non-recurring expenses to us, as well as on-going recurring compliance costs, possibly affecting an investment in the Ordinary shares, operating results or financial condition in a material and adverse manner. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.
States such as California and Louisiana, and state financial regulators such as the New York State Department of Financial Services (“NYDFS”) have also implemented licensure regimes, or repurposed pre-existing fiat money transmission licensure regimes, for the supervision, examination and regulation of companies that engage in certain digital assets activities. The NYDFS requires that businesses apply for and receive a license, known as the “BitLicense,” to participate in a “virtual currency business activity” in New York or with New York customers, and prohibits any person or entity involved in such activity from conducting activities without a license. Subject to certain exemptions, virtual currency business activity includes virtual currency transmission, storing, holding, maintaining custody, buying or selling as a customer business or controlling, administering or issuing virtual currency.Louisiana also has enacted a licensure regime for companies engaging in a “virtual currency business activity,” In October 2023, California enacted the Digital Financial Assets Law (“DFAL”). Starting July 1, 2025, DFAL will prohibit any person or entity engaging in digital financial asset business activity or holding itself out as being engaged in digital financial asset business activity, with or on behalf of a resident of California (including businesses with a place of business in California), unless that person or entity either (i) holds a license under the DFAL, (ii) has submitted an application for such license on or before July 1, 2026 and is awaiting approval or denial of that application, or (iii) is exempt from licensure. Once licensed, the licensee must comply with requirements related to record maintenance, fee and risk disclosures, cybersecurity, customer protection, and anti-fraud and anti-money laundering. Subject to certain exemptions, digital financial asset business activities under the DFAL include: exchanging, transferring, or storing a digital financial asset; holding electronic precious metals or electronic certificates representing interests in precious metals on behalf of another person or issuing shares or electronic certificates representing interests in precious metals; and exchanging one or more digital representations of value within certain online gaming systems. “Digital financial assets” are defined by the DFAL as any “digital representation of value that is used as a medium of exchange, unit of account, or store of value, and that is not legal tender, whether or not denominated in legal tender,” but that does not include (i) a transaction in which a merchant grants, as part of an affinity or rewards program, value that cannot be taken from or exchanged with the merchant for legal tender, bank or credit union credit, or a digital financial asset, (ii) a digital representation of value issued by or on behalf of a publisher and used solely within an online game, game platform, or family of games sold by the same publisher or offered on the same game platform, or (iii) a security registered with or exempt from registration with the SEC or a security qualified with or exempt from qualifications with the department.
Some state legislatures have amended their money transmitter statutes to require businesses engaging in certain digital assets activities to seek licensure as a money transmitter, and some state financial regulators have issued guidance applying existing money transmitter licensure requirements to certain digital assets businesses. Some state money transmitter statutes define money (or the applicable defined term under the relevant money transmitter statute) as including legal tender in the U.S. or abroad, which would include Bitcoin. The Conference of State Bank Supervisors also has proposed a model statute for state level digital assets regulation. Although we believe that our mining activities do not presently trigger these state licensing requirements in any state in which we operate or plan to operate, if our activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation under the law of any state in which we operate or plan to operate, we may be required to seek a license or register at the state level and comply with laws that may include the implementation of anti-money laundering programs, reporting and recordkeeping regimes, consumer protective safeguards and other operational requirements. In such an event, to the extent we decide to proceed with some or all of our operations, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us, as well as on-going recurring compliance costs, possibly affecting an investment in our Ordinary shares or our net income in a material and adverse manner. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.
There is also increasing attention being paid by United States federal and state energy regulatory authorities as the total electricity consumption of data center operations grows and potentially alters the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies are also actively reviewing or discussing legislation to address the impact of data center operations in their respective states. See “Risk Factors—Risks Related to Regulations and Regulatory Frameworks—Bitcoin mining and HPC and AI services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power,” and “—Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to Bitcoin miners or HPC and AI service providers, including us, or Bitcoin mining or HPC and AI services generally.”

We are unable to predict the effect that any future regulatory change, or any overlapping or unclear regulations, may have on us, but such change, overlap or lack of clarity could be substantial and make it difficult for us to operate our business or materially impact the market for digital assets that we mine or may mine in the future.
Regulation Outside the U.S.
Until recently, digital assets taking the form of assets designed for the exchange of value (such as Bitcoin) generally remain outside of the financial services regulatory perimeter at an EU level and in a number of EU member states (as well as the UK), other than in respect of anti-money laundering (as discussed below). Nonetheless, the regulatory treatment of any particular digital assets is highly fact specific. However, the adoption of the “Markets in Crypto Assets Regulation” (also known as MiCA) has had a significant impact on firms engaging in digital asset related businesses in the EU. MiCA, which entered into force on 29 June 2023, establishes a harmonized pan-EU regulatory regime for crypto-assets. While a small number of crypto-assets are already subject to existing financial services legislation, such as security tokens that qualify as financial instruments under the recast Markets in Financial Instruments Directive, MiCA applies to unregulated crypto-assets (for example, Bitcoin and Ether) as well as asset-referencing tokens. Many of the operative provisions of MiCA came into effect in 2024. Issuers of certain types of tokens and crypto-asset service providers (CASPs) need to comply with the detailed requirements of MiCA, which in relation to CASPs means applying for authorization from their home member state regulatory authority. MiCA does not extend to digital asset mining activities, however, certain companies are required to disclose to investors energy consumption data associated with mining activities.
In the UK, measures have recently been adopted and others are expected to be adopted in the near future that will bring currently unregulated crypto-assets within the regulatory perimeter. For example, marketing materials in relation to “qualifying crypto-assets” recently became subject to the restriction on communicating financial promotions. That means firms are only be able to advertise their crypto-asset related services to UK customers if they are registered with the Financial Conduct Authority (FCA) under the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017, the content of the advertisement is approved by a person authorized under the Financial Services and Markets Act 2000 (FSMA 2000) in the UK or the communication falls within an applicable exemption. In addition, HM Treasury and the Financial Conduct Authority have recently consulted on implementing legislation that will bring certain crypto-assets and crypto-asset activities within the scope of existing UK financial services regulation. It is expected that legislation implementing the new regulatory regime for crypto-asset will be adopted in 2026. Once implemented, these changes mean that any person performing certain crypto-asset activities “by way of business” in the UK will need to be authorized by the FCA in the same way as traditional financial service providers.At present, digital assets mining activities are not subject to any regulatory authorization requirements in the UK.This is not expected to change following the introduction of the new regulatory regime for crypto-assets.
As a result of the measures adopted by the EU and expected to be adopted by the UK described above, firms carrying on crypto-asset activities and providing services to clients will, or will in the near future, become subject to the types of regulatory requirements that apply to traditional financial services firms, such as the need to obtain authorization, conduct of business and systems and controls standards and regulatory capital requirements.
Historically, regulatory action directed at digital assets in the EU and UK has been in response to concerns arising in relation to anti-money-laundering and consumer protection. Under the EU’s Fifth Money Laundering Directive (MLD5), custodian wallet providers and providers engaged in exchange services between digital assets (referred to as virtual currencies) and fiat currencies are subject to registration with the relevant supervisory authority in their jurisdiction and must comply with day-to-day AML and counter-terrorism financing measures, including client due diligence obligations. Certain EU member states have implemented further measures in addition to the requirements of MLD5, including, (i) an order introduced by several French ministries in December 2020, which aims to ban anonymous cryptocurrency accounts and regulate cryptocurrency-related transactions in light of concerns for terrorism financing and money laundering; and (ii) strengthened anti-money laundering protections introduced by the Dutch regulator in November 2020, which were perceived to be targeting privacy coins as the protections impose client information and verification requirements.
The MLD5 has been retained as UK law (subject to certain amendments) following the UK’s withdrawal from the EU and its requirements apply to in-scope firms that conduct business in the UK. However, taking account of relevant guidance as to the scope of the UK’s AML regime published by the UK Joint Money Laundering Steering Group, we do not believe that we fall within scope of the UK’s anti-money laundering regime as either a custodian wallet provider or a virtual currency exchange provider, which is referred to in the relevant U.K. legislation as a “cryptoasset exchange provider”.

From a consumer protection perspective, in January 2021 the UK’s Financial Conduct Authority imposed a ban on the sale of cryptocurrency-derivatives and exchange traded notes that reference certain digital assets to retail investors in light of concerns for consumer harm, criminal activity and value fluctuations, following a number of warnings to consumers about the risks of investing in digital assets. The FCA recently announced a relaxation of the ban in relation to crypto-asset exchange traded notes that are traded on an FCA-approved, UK-based investment exchange. In March 2021, the European Supervisory Authorities reissued earlier warnings reminding consumers of the need to be alert to the “high risks” of digital assets, “including the possibility of losing all their money.”
At present, the proposals do not extend to digital assets mining activities, however, companies will be required to disclose to investors energy consumption and carbon emission data associated with mining activities.
In Canada, “money services businesses” (“MSB”) are regulated under the federal Proceeds of Crime (Money Laundering) and Terrorist Financing Act (“PCMLTFA”). The definition of MSB includes “dealing in virtual currency” and also applies to any entity that holds a permit, license or registration relating to that activity. Both “domestic” and “foreign” MSBs are subject to registration and to reporting, record-keeping, Know-Your-Client and compliance requirements under the PCMLTFA. In British Columbia, the Money Services Businesses Act (the “BCMSBA”) received royal assent in May 2023. Once this legislation is in force and implementing regulations have been enacted, MSBs subject to the jurisdiction of the BC Financial Services Authority will similarly be required to register under the BCMSBA.
The Canadian Securities Administrators (“CSA”) have issued regulatory guidance on the circumstances under which the CSA will consider an entity that facilitates transactions relating to “cryptoassets” to be subject to provincial securities and derivatives regulatory requirements in relation to exchange or platform recognition and dealer registration. Although Bitcoin itself is not generally regulated as a “security” under provincial securities laws, the CSA have taken the view that if ownership, possession and control of a cryptoasset do not pass upon delivery of the cryptoasset, the resulting rights and obligations to the cryptoasset are in the nature of an investment contract that is subject to regulation as a “security” under Canadian securities laws.
In June 2023, the Canadian government has modified its value added tax (“GST/HST”) legislation specifically in relation to businesses that are involved in Canadian Bitcoin-related activities (including mining activities) and their associated suppliers. These legislative changes can eliminate the recovery of GST/HST in Canada on taxable inputs to our business. Any such unrecoverable GST/HST increases the cost of all taxable inputs to our business in Canada including electricity, capital equipment, services and intellectual property acquired by our subsidiaries that operate in Canada. We are currently subject to audits and an administrative appeal relating to GST/HST “input tax credits,” and the outcome of such audits and appeal could reduce the amount of certain input tax credits we are able to recover for certain historical periods as well as going forward. See Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for further information.
FATF, an independent inter-governmental standard-setting body of which the U.S., Australia and Canada are members, develops and promotes policies to protect the global financial system against money laundering, terrorist financing and the financing of proliferation of weapons of mass destruction. FATF generally refers to a digital asset as a form of “virtual currency,” a digital representation of value that does not have legal tender status.
Environmental, Health and Safety Matters
Our operations and properties are subject to extensive laws and regulations governing health and safety, the discharge of pollutants into the environment or otherwise relating to health, safety and environmental protection requirements in countries and localities in which we operate. These laws and regulations may impose numerous obligations that are applicable to us, including acquisition of a permit or other approval before conducting construction, commencing operations or other regulated activities; restrictions on the types, quantities and concentration of materials and substances that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas, such as wetlands or areas with endangered plants or species; imposition of specific health and safety standards addressing worker protection from work related health and safety risks; imposition of certain zoning, building code and energy-efficiency standards and imposition of significant liabilities for pollution, including investigation, remedial and clean-up costs. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations, among other sanctions, that could have a material adverse effect on our financial position, results of operations and cash flows. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released into the environment, including at current or former properties owned or operated by us, even under circumstances where the hazardous substances were released by prior owners or operators or the activities conducted and from which a release emanated complied with applicable law. Moreover, it is not uncommon for neighboring landowners, community groups, activists and other third parties to file claims for personal injury, property damage and nuisance allegedly caused by noise or the release of hazardous substances into the environment.
Environmental, health and safety laws and regulations are subject to change. The trend in environmental regulation has been to place more restrictions and limitations on activities that may be perceived to impact the environment or exacerbate climate change impacts, and thus there can be no assurance as to the impact or amount or timing of future expenditures for environmental regulation compliance or remediation. New or revised laws and regulations, including any related to data center operations, Bitcoin mining or HPC and AI services, that result in increased compliance costs or additional operating restrictions, or the incurrence of environmental liabilities, could have a material adverse effect on our financial position, results of operations and cash flows.
Energy
Concerns have been raised about the amount of electricity required to power data center operations, including to secure and maintain digital asset and HPC and AI networks. In addition to the direct power usage associated with performing such operations, there is indirect power use that impacts a digital asset and HPC and AI network’s total power consumption, including the cooling of the equipment and other ancillary energy consumption. Due to concerns around power consumption, including as they relate to public utilities companies, as well as the impacts of greenhouse gas (“GHG”) emissions associated with fossil fuel based power on global climate change or other environmental issues, various foreign, local, state, provincial and federal authorities have implemented, or are considering implementing, moratoria or other limitations on the provision of electricity to digital asset mining and HPC and AI services or on digital asset mining or HPC and AI services, in general.
See “Item 1A. Risk Factors—Risks Related to Our Business—Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our operations and financial performance,” “—Risks Related to Regulations and Regulatory Frameworks—Bitcoin mining and HPC and AI services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power,” and “—Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to Bitcoin miners or HPC and AI service providers, including us, or Bitcoin mining or HPC and AI services generally.”
Intellectual Property
Our ability to conduct our business in a profitable manner relies in part on our proprietary methods and designs, which we protect as trade secrets. We rely upon trade secret laws, physical and technological security measures and contractual commitments to protect our trade secrets, including entering into non-disclosure agreements with employees, consultants and third parties with access to our trade secrets. However, such measures may not provide adequate protection and the value of our trade secrets could be lost through misappropriation or breach of our confidentiality agreements. Furthermore, third parties may claim that we are infringing upon their intellectual property rights, which may prevent or inhibit our operations and cause us to suffer significant litigation expense even if these claims have no merit. See “Item 1A. Risk Factors—Risks Related to Intellectual Property.”
Corporate Information
We report to our shareholders in compliance with U.S. securities laws as applicable to a U.S. domestic company and our Ordinary shares are solely listed on the Nasdaq in the United States, under the trading ticker “IREN”. We were originally incorporated under the laws of New South Wales, Australia, on November 6, 2018 as “Iris Energy Pty Ltd” an Australian proprietary company (ACN 629 842 799). On October 7, 2021, we converted into a public company named “Iris Energy Limited” under Australian law, and on November 19, 2021, we closed our initial public offering in the United States. As of February 15, 2024, we commenced doing business as “IREN” and on November 27, 2024 we changed the name of the Company to “IREN Limited”.
Our operations, assets and customers are predominantly in the United States, where we maintain office locations at 620 Farm-to-Market Road, Childress, Texas, and 1411 Broadway, New York, New York. Our principal executive offices are located at Level 6, 55 Market Street, Sydney, Australia, and our telephone number is +61 2 7906 8301. Our agent for service of process in the United States is Cogency Global Inc., 122 E. 42nd Street, 18th Floor, New York, New York 10168.

Available Information
Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on the “Investor Hub” section of our website at https://iren.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. We use the Investor Hub section of our website as a means of disclosing material information. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on or connected to the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, references to website URLs are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS
An investment in our Ordinary shares is subject to a number of risks. You should carefully consider the following risk factors, which should be read in conjunction with all the other information presented in this Annual Report on Form 10-K. It is important to note that subsequent developments may impact their relevance. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know about or currently think are immaterial may also impair our business operations. Any of the following risks, if they occur, could materially and adversely affect our business, results of operations, financial condition, and cash flows.

Risks Related to Our Business
We have a history of operating losses, and we may incur net losses in the future.
Since our inception in 2018, our operating expenses in some historical periods have exceeded our revenue, and we have incurred significant operating losses and net losses as a result. While we achieved net income of $86.9 million for the fiscal year ended June 30, 2025, we have historically incurred net losses, including a net loss of $28.9 million and $171.8 million for the fiscal years ended June 30, 2024 and 2023, respectively.
Our growth strategy includes expanding and diversifying our revenue sources into new markets, and we are continuing to diversify into HPC and AI services pursuant to that strategy. We expect to make substantial additional investments as we continue to grow and diversify our business, in addition to ongoing investments to maintain and enhance the efficiency of our operations. However, our investments to make our business more efficient and to diversify our revenue sources may not succeed and may outpace monetization efforts. As a result, while we achieved net income during the most recent fiscal year, we have experienced net losses in prior fiscal years and we may incur net losses in the future as we continue to grow and diversify our business. There is no assurance that we will be successful in executing our business plan and diversifying our revenue sources, that we will maintain profitability, that we will meet other metrics to measure success, or that you will achieve a return on your investment.
In addition, our business requires substantial ongoing operating expenditures. Our operating expenses have increased as we grow and develop our managerial, operational and financial resources and systems, and may continue to increase in the future, including as a result of increasing inflationary pressures, additional costs associated with tariffs and other trade restrictions, fluctuations and increases in electricity costs, as well as the growth of our business and expanding and diversifying into additional markets such as HPC and AI services. As a result, our operating expenses may be greater than we anticipate in future periods, which would adversely impact our operating results.
Our success will ultimately depend on our ability to maintain profitability. If we do not reach our operating objectives, and to the extent that we do not generate cash flow and income, our financial performance and long-term viability may be materially and adversely affected.
Our business has grown rapidly and we have an evolving business model and strategy.
We began Bitcoin mining in 2019, and our business has grown rapidly since our inception. Our business model has also significantly evolved, and we expect it to continue to do so in the future. As digital assets become more widely available, we expect their services and products to continue to evolve, and we expect that our business model will also need to evolve in order to stay current with the digital asset industry.
Further, our growth strategy includes expanding and diversifying our revenue sources into new markets. Pursuant to that strategy, we began providing HPC and AI services in 2024, and we are continuing to diversify into HPC and AI services and increasing our focus on growth of that part of our business. Expansion plans may take longer or be more expensive than we currently anticipate as a result of evolving market conditions, technological developments, customer requirements, our evolving business model or otherwise, and any such expansion may also have an impact on our Bitcoin mining business. Factors including inflation, tariffs, and interest rates may all impact the amount of capital required and the terms upon which we can obtain such capital. We will continue to review our expansion plans in light of such factors, and our expansion plans may be delayed or may change as a result. There is no assurance that our expansion into HPC and AI services, and any other changes in our business model or modifications to our strategy, will be successful or that they will not result in harm to our business. Even if successful, such changes and modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions.
Moreover, we may not be able to manage growth effectively, which could damage our reputation, limit our growth and adversely affect our operating results. As a result, we are subject to many risks common to growing companies, including under-capitalization, cash shortages, limitations concerning personnel, financial and other resources and lack of revenues and limited profitability or losses. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities within the digital assets industry, the HPC and AI services market or other markets we seek to expand into, and we may lose out on such opportunities. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our growth strategy may take significant time and expenditure to implement and our efforts may not be successful.
Our growth strategy includes expanding and diversifying our revenue sources into new markets, and we are continuing to diversify into HPC and AI services pursuant to that strategy. The continued development of our existing and planned facilities to implement that strategy is subject to various factors beyond our control. There may be difficulties in integrating new equipment into existing infrastructure, constraints on our ability to connect to or procure the expected electricity supply capacity at our facilities, defects in design, construction or installed equipment, diversion of management resources, insufficient funding or other resource constraints. Actual costs for development may exceed our planned budget. In particular, our ability to utilize existing data centers could be challenging and may require retrofits, alterations or other custom designed solutions to enable the operating environment to function for further HPC and AI services (for example, to ensure thermal management is aligned with specific hardware requirements), which may not be possible or may be cost prohibitive.
We intend to execute on our growth strategy in part by acquiring and developing additional sites, taking into account a number of important characteristics such as availability of energy, electrical infrastructure and related costs, geographic location and the local regulatory environment. We may have difficulty finding sites that satisfy our requirements at a commercially viable price or our timing requirements. Furthermore, there may be significant competition for suitable data center sites, and government regulators, including local permitting officials, may restrict our ability to set up data center operations in certain locations.
In addition, our ability to complete the purchase of sites that we have contractually secured may ultimately fail due to factors beyond our control (for example, due to non-fulfilment of contractual conditions precedent and default or non-performance by counterparties). In addition, estimated power availability at sites secured could be materially less than initially expected, available too late, delayed, or not available in each case whether at sustainable cost or at all. Furthermore, the ability to secure connection agreements to access such power sources and permits, approvals and/or licenses to construct and operate our facilities could be delayed by regulatory approval processes, may not be successful or may be cost prohibitive. For example, in December 2022, the Government of British Columbia announced a temporary 18-month suspension on new and early-stage BC Hydro connection requests from cryptocurrency mining projects, which was subsequently extended for another 18-months in June 2024. The suspension was challenged in court, but subsequently upheld by the British Columbia Court of Appeal. Additionally, in May 2024, the Government of British Columbia amended the BC Utilities Commission Act to enable the Government to enact regulations regarding public utilities’ provision of electricity service to cryptocurrency miners. While this suspension and amendment have not impacted our existing operations to date, these events demonstrate the policy-driven actions by Governments, or the issuance of any new legislation, government orders or regulations, may reduce the availability and/or increase the cost of electricity in the geographic locations in which our operating facilities are located or desired to be located, or could otherwise adversely impact our business.
Development and construction delays, increased development and construction costs, cost overruns, changes in market circumstances, availability and cost of construction materials, environmental or community constraints, an inability to find suitable and feasible data center locations as part of our expansion and other factors may adversely affect our growth plans as well as our operations, financial position and financial performance. We will continue to review our growth strategy expansion plans in light of evolving market conditions. Any such delays, and any failure to execute on our growth strategy and expansion plans, could adversely impact our business, financial condition, cash flows and results of operations.
Our increased focus on HPC and AI services may not be successful and may result in adverse consequences to our business, results of operations and financial condition.
Our growth strategy includes expanding and diversifying our revenue sources into new markets, and we are continuing to diversify into HPC and AI services pursuant to that strategy. In particular, we are utilizing certain existing infrastructure and also building out new infrastructure to develop and offer HPC and AI services to a broad range of customers for a variety of applications, which may include scientific research, engineering, rendering, AI/ML and other AI cloud service providers. We believe our future success will depend in part on our ability to execute on our growth strategy and expand into new markets.
We have limited experience in developing and offering HPC and AI services, or acquiring the relevant components to develop an offering of HPC and AI services for customers in various industries and markets. We may experience difficulties with infrastructure development or modification, engineering, product design, product development, marketing or certification, which could result in excessive research and development expenses and capital expenditure, delays or prevent us from developing and offering HPC and AI services at all. For example, we may need to make modifications to existing data centers, or modify the design of new data centers, in order to meet customer requirements for HPC and AI services or provide a competitive offering of HPC and AI services. Any such modifications (if possible at all) may involve significant capital expenditures, and may result in increased cost of our facilities, delays in our development and construction schedules for our new facilities, or outages at existing data centers. Further, any such modifications could adversely impact the performance of our data centers, including cooling systems and electrical performance, among others. Our focus on developing and offering HPC and AI services may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for utilization within and development of our existing business. It may also impact our energy strategy, including limiting our ability to curtail energy use and require a different strategy for hedging in the electricity markets in which we operate. Additionally, our ability to develop and offer HPC and AI services relies on third-party components, including GPUs for which there are limited suppliers, which require significant capital expenditure and may be difficult to procure given the current elevated demand. We may be unable to raise the required capital as a result of the risks described under “—We may be unable to raise additional capital needed to fulfill our capital or liquidity needs or grow our business and achieve expansion plans.”
The market for HPC and AI services is driven in large part by demand for data center space capable of supporting GPUs, server clusters, specialized or high-performance applications, and hosted software solutions which require fast and efficient data processing, and is characterized by rapid advances in technologies. It is difficult to predict the development of demand for HPC and AI services, the size and growth rate for this market, the entry of competitive products, or the success of any existing or future products that may compete with any HPC and AI services we may develop. There has been an increasing number of competitors providing HPC and AI services, which has resulted in increasing competition and pricing pressure that may cause us to reduce our pricing in order to remain competitive. Meanwhile, if there is a reduction in demand for any HPC and AI services, whether caused by a lack of customer acceptance, a slowdown in demand for computational power, an overabundance of unused computational power, advancements in technology, technological challenges, competing technologies and solutions, decreases in corporate and customer spending, weakening economic conditions or otherwise, it could result in reduced customer orders, early order cancellations, the loss of customers, or decreased sales, any of which would adversely affect our business, results of operations and financial condition.
Expansion of our HPC and AI services could increase competitive, operational, legal and regulatory risks to our business in ways we cannot predict.
As we continue to enter into new markets for HPC and AI services, competitive, operational, legal and regulatory risks may be exacerbated as there is substantial uncertainty about the extent to which artificial intelligence will result in changes that come with risks that we may not be able to anticipate, prevent, mitigate or remediate.
We will face new sources of competition, new business models and new customer relationships, and our competitors may be larger, have longer operating histories and significantly greater resources than we do. In order to be successful, we will need to cultivate new industry relationships and strengthen existing relationships to bring any new solutions and offerings to market, and the success of any HPC and AI services we develop will depend on many factors, including demand for those solutions, our ability to win and maintain customers, and the cost, performance and perceived value of any HPC and AI services we develop. As a result, there can be no assurance that any HPC and AI services we develop will be adopted by the market, or be profitable or viable. Our limited experience with respect to HPC solutions (and AI Cloud Services in particular) could limit our ability to successfully execute on this growth strategy or adapt to market changes. If we are unsuccessful in continuing to develop and offer HPC and AI services, our business, results of operations and financial condition could be adversely affected. Further, an increased focus on HPC and AI services could displace or reduce our Bitcoin mining operations which may adversely affect our business, results of operations and financial condition.
Our investments in further developing and offering HPC and AI services in addition to our business of Bitcoin mining may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation, results of operations or financial condition. The increasing focus on the risks and strategic importance of certain HPC and AI services, such as AI Cloud Services, and AI/ML technologies, has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI/ML, and may in the future result in additional restrictions impacting any offerings we may develop, including AI Cloud Services and other HPC solutions. Complying with multiple evolving laws, rules and regulations from different jurisdictions related to new solutions that we develop could increase our cost of doing business or may change the way that we operate in certain jurisdictions. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions.
For example, the European Union (“EU”) recently adopted the Artificial Intelligence Act (“AI Act”), which establishes, among other things, a risk-based governance framework for regulating AI/ML systems operating in the EU. There is a risk that the AI Act could have a negative impact on our current or future use of AI/ML. For example, the AI Act prohibits certain uses of AI/ML systems and places numerous obligations on providers and deployers of permitted AI/ML systems, with heightened requirements based on AI/ML systems that are considered high risk. This regulatory framework is expected to have a material impact on the way AI/ML is regulated in the EU and beyond. Similarly, other jurisdictions, such as Canada with its Artificial Intelligence and Data Act and certain U.S. states, have also implemented or are considering similar regulatory frameworks. In April 2023, the U.S. Federal Trade Commission, Department of Justice, Consumer Financial Protection Bureau and Equal Employment Opportunity Commission issued a joint statement on AI/ML, demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. Such regulatory frameworks, as well as developing regulatory guidance and judicial decisions in this area, may affect our use of AI/ML and our ability to provide and to improve our products and solutions, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could adversely affect our business, financial condition and results of operations.
Furthermore, concerns regarding third-party use of AI/ML for purposes contrary to governmental and societal interests, including concerns relating to the misuse of AI/ML applications, models, and solutions, could result in restrictions on AI/ML products. Any such restrictions could reduce the demand for our HPC and AI services, and negatively impact our business, financial condition and operating results, and damage our reputation.
It is also unclear how our status as an infrastructure provider for customers developing and deploying AI/ML applications, as opposed to developing such applications ourselves, will affect the applicability of these existing or proposed regulatory frameworks and other restrictions with respect to any HPC and AI services we may offer from time to time. However, it is possible that such regimes will impose obligations on infrastructure providers, such as us, to oversee, monitor or restrict the use of AI systems that are trained or deployed on their systems, and/or to ensure compliance with such regulatory frameworks and other restrictions. If our customers violate existing or proposed regulatory regimes or other restrictions, or if they use our services for unlawful, harmful or non-compliant purposes, we could be subject to regulatory investigations, regulatory fines, reputational damage or contractual liability for any such actions, even if we do not control the customer applications. Further, HPC and AI services customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers, and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise.
These competitive, operational, legal and regulatory risks are evolving and uncertain and could impact our business in ways we cannot predict. Any of the foregoing could limit our ability to expand our offering of HPC and AI services and continue to grow our business, which could have a material adverse effect on prospects, results of operations and financial condition.
Failure to effectively realize or manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.
Our current and future growth, including increases in the number of our strategic relationships and our strategy of diversifying our revenue sources, may place a strain on our managerial, operational and financial resources and systems, as well as on our management team. We may not be successful in growing our business, or at managing our growth effectively. We may also fail to develop and expand our managerial, operational and financial resources and systems as we grow. Any of the foregoing could limit our growth and could have a material adverse effect on our business, prospects, results of operations and financial condition.
Changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions, could adversely impact our business, prospects, operations and financial performance.
Changes in political and geopolitical conditions may be difficult to predict and may adversely affect our business, prospects, operations and financial performance. For example, changes in political and geopolitical conditions may lead to changes in governmental policies, laws and regulations, including with respect to sanctions, taxes, tariffs, surtaxes and other similar import or export duties, import and export controls or restrictions, tariff rate quotas, and the general movement of goods, materials, services and capital, or may lead to uncertainty as to the potential for such changes. We have data centers located in Canada and the United States. We have historically sourced miners and certain other hardware and equipment from suppliers that have previously had, and may continue to have, operations in China and Southeast Asian countries. Accordingly, our business, prospects, operations and financial condition may be significantly impacted by such changes in political and geopolitical conditions, and in particular by changes in international trade policies, including the imposition of tariffs, surcharges and other similar import or export duties, or trade restrictions including tariff rate quotas, as well as by uncertainty with respect to the potential for such changes.
In particular, in April 2025 the United States announced new tariffs, including an across-the-board 10% tariff on all countries and individualized higher tariffs on certain countries, including countries from which we have historically sourced miners and other hardware and equipment. Bilateral trade negotiations between the United States and various countries are ongoing, and further negotiations with other countries may still occur. As a result, tariffs rates are continuing to evolve, however we expect such tariffs as currently in effect or as currently proposed, as applicable, will likely result in higher costs to acquire miners and other hardware and equipment shipped after the effectiveness of applicable tariffs. For example, on August 7, 2025, the United States proposed a 100% tariff on semiconductors imported to the United States. While we may revisit our procurement strategy to attempt to mitigate the impact of such tariffs on our business, including by sourcing hardware and equipment from countries subject to lower tariffs, there can be no assurance that any such efforts will be effective. It is also possible that such tariffs and other trade restrictions could limit the availability of miners and other hardware and equipment, disrupt our operations, or adversely impact our growth plans. In addition, certain foreign countries have changed, and others may in the future change, their trade policies in response to changes in U.S. tariff policies, including by imposing reciprocal or retaliatory tariffs, surcharges or other similar import or export duties, and trade restrictions including tariff rate quotas, which may in turn escalate and result in a “trade war” or worsen and existing “trade war”. Any escalated trade war could have a significant adverse effect on world trade and the world economy.
Further, the U.S. Customs and Border Protection or other governmental agencies can dispute the origin of any imports into the U.S., which could in turn result in the imposition of higher tariffs than we previously paid or anticipated with respect to such hardware and equipment. For example, in April 2025, we received a Notice of Action (“NOA”) from the U.S. Customs and Border Protection challenging the country of origin of Bitcoin miners imported between April 2024 and February 2025 from Indonesia, Thailand and Malaysia, asserting that the origin of such miners is China and that tariffs are payable at a higher rate of 25% applicable to China as a result. It is possible we may receive similar notices for additional hardware or equipment that we have previously imported, as well as hardware or equipment that are currently in shipment or that we may import in the future, including shipments of GPUs. While we believe these notices of dispute are without merit based on representations and supporting documentation from the seller of the applicable hardware or equipment and we intend to challenge them, if we are unsuccessful we would owe additional tariffs of up to approximately $100 million with respect to the import of such hardware or equipment. Any such additional tariffs could be material and could materially impact our business, prospects, operations and financial performance.
These shifts in trade policies in the U.S. and other countries are rapidly evolving and difficult to predict. The ultimate impact of any announced or future tariffs, surtaxes, or other similar import or export duties, and trade restrictions will depend on various factors, including what is ultimately implemented, the timing of implementation and the amount, scope and nature of such measures and potential exclusions from the application of those measures. The potential implications of such uncertainty, which include trade barriers, exchange rate fluctuations, rising costs for miners and other hardware and equipment and broader market contractions, could adversely affect our business, prospects, operations and financial performance.
We may be unable to raise additional capital needed to fulfill our capital or liquidity needs or grow our business and achieve expansion plans.
We will need to raise additional capital to finance our business operations, meet existing or new hardware purchase commitments, replace hardware (such as miners and GPUs) as it ages, and to respond to competitive pressures or unanticipated working capital requirements. In addition, we will also need to raise additional capital to pursue our planned and potential growth strategies (such as continuing to develop HPC and AI services), including to fund additional construction at existing or new sites, to develop new sites to increase our data center capacity, and to fund the purchase of additional equipment to increase our operating capacity, continue our development of HPC and AI services and potentially expand into new markets. In particular, constructing data center facilities for HPC and AI services requires significant capital expenditures when compared to capital expenditures for Bitcoin mining data center facilities.
We may seek to raise additional capital through future offerings of debt securities (including potentially convertible debt securities), which would rank senior to our Ordinary shares upon our bankruptcy or liquidation, and future offerings of equity securities, which may be senior to our Ordinary shares for the purposes of dividend and liquidating distributions. An issuance of additional equity securities or securities with a right to convert into equity, such as convertible bonds or warrant bonds, could adversely affect the market price of our Ordinary shares and would dilute the economic and voting interests of shareholders. We may be required to accept terms that restrict our ability to incur additional indebtedness or to take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our shareholders. As the timing and nature of any future offering would depend on market conditions and other factors beyond our control, it is not possible to predict or estimate the amount, timing, or nature of future offerings.
We may also seek to raise additional capital through various equipment or asset-based financing or leasing arrangements, which would also rank senior to our Ordinary shares upon our bankruptcy or liquidation. Such structures may involve the use of special purpose vehicles, which may be structured to be non-recourse to the rest of the Group or may be supported by guarantees or other forms of credit support from IREN Limited or other members of the Group. Such financing or leasing structures would expose us and the relevant borrower entities to a range of risks. In particular, the ability of the borrower or lessee in a limited recourse structure to satisfy obligations under any such financing or leasing arrangements may be adversely impacted by factors that impact the cash flow generated by the underlying assets, as well as other factors outside our control. For example, in the case of financing for Bitcoin miners, fluctuations in the price of Bitcoin, the Bitcoin network global hashrate, or in the case of financing or leasing arrangements for GPUs, demand for our HPC and AI services and our ability to enter into contracts that generate stable revenue streams, in each case could adversely impact the relevant borrower’s ability to satisfy obligations or comply with applicable covenants under. In the event of any adverse impacts to the relevant borrower’s cash flows, there can be no assurance that any such borrower would be able to restructure, refinance or modify any such facility or obtain a waiver on commercially reasonable terms or otherwise, which could lead to a lender or lessor pursuing one or more remedies available to it, including foreclosing on any applicable collateral, any of which could lead to bankruptcy or liquidation of the relevant borrower and could also lead to claims against the Group or terminating a lease and repossessing the relevant equipment. Similarly, where such financing structures include guarantees or other forms of credit support from IREN Limited or other members of the Group, the lender would seek to recover any amounts due under such guarantees or other credit support, which could adversely impact out financial condition, liquidity and cash flows.
We may not be able to obtain additional debt, equity or equity-linked financing, or other forms of financing, on favorable terms, if at all, which could impair our growth and our further development of HPC and AI services, adversely affect our existing operations and require us to seek additional capital, sell assets or restructure or refinance our indebtedness. In addition, if the terms of additional financing are less favorable or require us to comply with more onerous covenants or restrictions, our business operations could be restricted. Any of the foregoing could adversely impact our financial condition, cash flows and results of operations.
Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
As of June 30, 2025, excluding our intercompany indebtedness and liabilities, we had $990 million principal amount of outstanding indebtedness (consisting of $400 million aggregate principal amount of 3.5% convertible senior notes and $500 million aggregate principal amount of 3.25% convertible senior notes due 2029 issued in December 2024 and June 2025, respectively), and approximately $144.1 million of trade and other payables. We have also entered into equipment leasing arrangements with respect to certain GPUs following June 30, 2025 as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Equipment Leasing

Agreements,” which are supported by guarantees from IREN Limited. We may enter into additional equipment leasing agreements or other equipment financing arrangements from time to time, and may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing shareholders as a result of issuing our ordinary shares upon conversion of the notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have
•better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness and equipment leases, and our cash needs may increase in the future. Although our existing equipment leases are entered into through wholly-owned, non-recourse special purpose vehicles of the Company, as lessees, such leases are guaranteed by IREN Limited. As a result, if the cash flows generated by the leased equipment are insufficient to fund payments under the applicable equipment lease (for example, because of insufficient or variable demand for our HPC and AI services), the relevant lessee’s ability to satisfy obligations under the applicable lease may be adversely impacted. In any such case, there can be no assurance that the relevant lessee would be able to restructure, refinance or modify the applicable lease or obtain a waiver on commercially reasonable terms or otherwise, which could lead to the lessor seeking payment from IREN Limited and/or pursuing one or more remedies available to it, including terminating the lease, taking possession of the relevant equipment and seeking to recover any losses or other damages from us. Any of the foregoing could have a material adverse impact on our operating capacity as well as our business, results of operations and financial condition.
In addition, any future indebtedness, equipment leases or other financing arrangements that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, or raise capital or make payments under our other indebtedness. If we fail to comply with any such covenants or to make payments under any such indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. Similarly, if we fail to comply with covenants under our equipment leases, the applicable lease could be terminated and the relevant equipment could be repossessed by the applicable lessor, which could have a material adverse impact on our operating capacity ability. Any of the foregoing could adversely impact our financial condition, cash flows and results of operations.
We have entered into a settlement agreement to terminate and release all claims relating to legal proceedings involving certain of our wholly-owned subsidiaries that previously defaulted on limited recourse equipment financing agreements, noting there can be no assurance as to timing of the final termination of such proceedings.
We previously entered into three limited recourse equipment financing facilities (the “Facilities”) through three separate wholly-owned, non-recourse special purpose vehicles of the Company (the “Non-Recourse SPVs”), pursuant to which certain lending entities of New York Digital Investment Group LLC (“NYDIG”) agreed to finance part of the purchase price of certain Bitcoin miners. We announced in November 2022 that the miners owned by two such Non-

Recourse SPVs that secure their respective Facilities produce insufficient cash flow to service their respective debt financing obligations. On November 4, 2022, the Non-Recourse SPVs received notices of defaults under which the lender claimed there was aggregate outstanding indebtedness of approximately $107.8 million (including accrued interest and late fees), which had been declared immediately due and payable. Following receipt of such notices, the approximately 3.6 EH/s of miners owned by such Non-Recourse SPVs ceased operating, which materially reduced our hashrate capacity at that time.
While one such Facility was repaid in full in December 2022, the lender under the remaining two Facilities commenced steps to enforce the indebtedness and their asserted rights in the collateral securing such Facilities, and appointed PricewaterhouseCoopers Inc. (“PwC”) as receiver (the “Receiver”) in respect of the applicable Non-Recourse SPVs in February 2023. On June 28, 2023, the Receiver filed an assignment in bankruptcy on behalf of such Non-Recourse SPVs and was appointed as trustee (the “Trustee”). As a result, certain Australian Recognition Proceedings, Canadian Bankruptcy Proceedings and Canadian Receivership Proceedings (each, as defined and in “Item 3. Legal Proceedings”) were commenced against us and/or certain of our affiliates (including the Non-Recourse SPVs). On August 12, 2025, we entered into a settlement agreement with NYDIG, PwC, the Non-Recourse SPVs, and the Local Representatives (as defined and in “Item 3. Legal Proceedings”) to fully resolve and terminate all such proceedings and release all related claims, pursuant to which we have agreed to pay a settlement amount to NYDIG, of which $18.2 million exceeds amounts previously accrued by the Company with respect to such matters. Absent a settlement, the Company believes that NYDIG, the Receiver and the Local Representatives would likely have sought to commence additional proceedings and/or bring additional claims against the Company and its affiliates, subsidiaries, directors, officers and shareholders, which would have resulted in, among other things, further litigation, additional legal and other costs, damage to the Company’s reputation and further diversion of management’s attention and resources. See “Item 3. Legal Proceedings” and Notes 16 and 24 to our audited financial statements for the year ended June 30, 2025 included in this Annual Report on Form 10-K for further information.
The releases under the settlement agreement will become effective upon payment of the settlement amount following dismissal or termination of the Australian Recognition Proceedings and the Canadian Receivership Proceedings, and submission by PwC to the applicable Canadian regulatory body of the materials to conclude the Canadian Bankruptcy Proceedings. Dismissal or termination of each of the Australian Recognition Proceedings, the Canadian Receivership Proceedings and the Canadian Bankruptcy Proceedings remains subject to court approval. Termination of the Canadian Bankruptcy Proceedings also requires more extensive procedural steps that are expected to take around six months to finalize and potentially longer. While these steps are procedural and we expect them to be completed and for these proceedings to be dismissed or terminated, there can be no assurance that they will be dismissed or terminated within the anticipated timeframes or at all, in which case we may incur additional legal and other costs and the releases may not become effective.
Our operating results have fluctuated significantly and may continue to fluctuate significantly as a result of several different factors.
Our operating results have in the past fluctuated significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
•market conditions across the broader blockchain ecosystem;
•investment and trading activities of highly active retail and institutional users, speculators, miners and investors;
•the financial strength of market participants and our counterparties and customers;
•increased competition from new and existing competitors, and potential lost opportunities due to the relative financial strength of other market participants;

•changes in consumer preferences and perceived value of digital assets, including Bitcoin, as well as HPC and AI services;
•publicity and events relating to the blockchain ecosystem, including public perception of the impact of the blockchain ecosystem on the environment as well as high-profile failures of and/or dishonest or illegal actions by market participants;
•the correlation between the prices of digital assets, including the potential that a crash in one digital asset or widespread defaults on one digital asset exchange or trading venue may cause a crash in the price of other digital assets, or a series of defaults by counterparties on digital asset exchanges or trading venues;
•loss of confidence in the Bitcoin market as a result of business failures in the broader digital asset ecosystem;
•fees and speed associated with processing Bitcoin transactions;
•our evolving business strategy, including expanding and diversifying into additional markets (such as HPC and AI services) and the development and introduction of existing and new products and technology by us, our competitors or others;
•our ability to effectively grow our HPC and AI services business and penetrate the market;
•our ability to acquire and retain customers for HPC and AI services;
•increases in operating expenses that we expect to incur to grow and expand our operations and to remain competitive;
•the level of interest rates and inflation;
•changes in the legislative or regulatory environment or ethical standards, or actions by governments or regulators that impact monetary policies, fiat currency devaluations, trade restrictions, the provision of electricity to mining or HPC operations, the digital assets industry generally, or mining operations specifically, the HPC industry generally or our expansion into HPC and AI services specifically;
•difficulty obtaining new hardware and related installation costs;
•access to cost-effective sources of electrical power and renewable energy or renewable energy certificates;
•evolving cryptographic algorithms and emerging trends in the technology securing blockchains, including proof-of-stake;
•adverse legal proceedings or regulatory enforcement actions, judgments, settlements or other legal proceeding and enforcement-related costs;
•system or equipment failure or outages, including with respect to our hardware, custom firmware, data center infrastructure, power supply and third party networks;
•breaches of security or data privacy;
•loss of trust in the network due to a latent fault in the Bitcoin network;
•our ability to attract and retain talent;
•our ability to hedge risks related to our ownership of digital assets; and

•the introduction of new digital assets, leading to a decreased adoption of Bitcoin.
Our operating results in one or more future periods may continue to fluctuate significantly as a result of these or other factors, and may fall below the expectations of securities analysts and investors. As a result, the trading price of our Ordinary shares may increase or decrease significantly.
Our business is highly dependent on a small number of equipment suppliers, and any failure by us or our suppliers to perform under the relevant supply contracts could materially impact our operating results and financial condition.
The success of our business is dependent on our ability to acquire and configure appropriate hardware solutions to remain competitive and to pursue our growth strategies. There are a limited number of digital asset mining and HPC and AI services equipment suppliers in the market today, and the market price and availability of equipment can be volatile based on market supply and demand dynamics, and given the long production period to manufacture and assemble hardware and exposure to potential shortages in global semiconductor chip supply, there can be no assurance that we can acquire enough hardware or replacement parts on a cost-effective basis, or at all, for the maintenance and expansion of our operations.
We have historically relied on a single digital asset mining equipment supplier, Bitmain, to supply us with digital asset mining machines to meet our expansion plans and to replace mining hardware as it ages. Higher Bitcoin prices increase the demand for mining equipment and increases the cost. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages and a scarcity of advanced mining machines. Our expansion into the HPC and AI services market requires equipment specifically designed for HPC and AI services, which typically comes from different suppliers. Demand for GPU chipsets and certain networking equipment utilized for HPC and AI services currently far exceeds supply because few manufacturers are capable of producing a sufficient amount of hardware of adequate quality to meet demand. If we cannot obtain a sufficient quantity of mining equipment or, if applicable, other equipment such as HPC solutions equipment, at commercially acceptable prices, our growth expectations, our ability to expand into additional markets such as HPC and AI services we offer, liquidity, financial condition and results of operations will be adversely impacted.
There can be no assurance that additional supplies of the most efficient digital asset mining equipment or HPC and AI services equipment, or any other equipment we require in order to construct, operate and maintain our facilities or to pursue our business strategy, will be available when required on terms that are acceptable to us, or at all, or that any supplier would be able to provide sufficient equipment to us to meet our requirements. It is necessary for us to establish and maintain relationships with hardware manufacturers, and we may face competition from larger or other preferred customer relationships. Even if we were able to procure equipment, we may encounter delays and incur added costs as a result of the time it takes to negotiate terms and install new hardware, the pricing, delivery schedule and other terms of any such alternative source may be less favorable, and there can be no assurance that we will be able to procure necessary hardware at commercially acceptable prices or at all in order to implement our business strategy which includes expanding and diversifying our revenue sources by offering HPC and AI services or otherwise. As a result, any change in our equipment suppliers could adversely affect our expansion plans, business, financial performance, financial condition and results of operations.
Further, equipment purchase contracts may not be favorable to purchasers and we may have little or no recourse in the event an equipment manufacturer defaults on its delivery commitments. Additionally, if our third-party manufacturers and suppliers are late in delivery, cancel or default on their supply obligations or deliver underperforming or faulty equipment, it could cause material delays or affect the performance of our operations. Some of our supply contracts may contain equipment warranties and protections with respect to late delivery; however, these warranties may not be able to be successfully claimed against or may be inadequate to compensate for the impact to our operating results and financial condition.

We expect to continue to incur substantial capital expenditures to maintain and upgrade our hardware over time and to grow our business.
Bitcoin miners, GPUs and other necessary equipment for our operations are subject to malfunction and obsolescence. For example, the Bitcoin mining industry has historically seen periodic improvements in the hardware technology used to mine Bitcoin. As a result, our current hardware will likely be superseded by more powerful technology, including ASICs with a materially higher hashrate (relative to power consumption), which would make Bitcoin mining with our current hardware less commercially viable. Moreover, much of the hardware we use in our facilities has a finite life and will require replacement over time as our hardware ages.
Further, our growth strategy includes expanding and diversifying our revenue sources, including HPC and AI services, as well as aiming to develop new products and services leveraging our data center capacity and access to power. Hardware required for any such new products and services is subject to similar risks. In particular, the rapid pace of technological advancements in GPU hardware presents a risk of hardware obsolescence. As newer and more efficient GPUs are continually developed, existing hardware may quickly become outdated, leading to reduced performance, compatibility issues with new software or systems, and potential difficulties in sourcing customers looking to utilize the hardware.
As a result, we expect to incur capital expenditures to upgrade our hardware as our hardware ages, or becomes obsolete or outdated, and also to implement our growth plans. These costs may be substantial, and in some cases may also be unexpected. If future prices of Bitcoin are not sufficiently high and/or we do not generate sufficient revenue from customers of our HPC and AI services, we may not realize the benefit of these capital expenditures. Further, if we seek to update our existing hardware in response to significant improvements in available hardware technology or to replace underperforming or malfunctioning hardware, there is no guarantee that such technology will be available to us, available on commercially acceptable terms, successfully implemented in our operations or achieve the expected operational performance. If we fail, this will hinder the ability to maintain competitive performance in compute-intensive applications and may have significant adverse impact on our results of operations and may delay or prevent the timely completion of our growth strategies and anticipated increases in data center capacity.
Further, the price of new equipment and hardware, including Bitcoin miners and GPUs, is subject to market fluctuations. Such fluctuations are influenced by factors including, supply and demand for such equipment and, in the case of Bitcoin miners, the price of Bitcoin and the global hashrate. In the case of GPUs for HPC and AI services, current demand for NVIDIA GPUs and certain networking equipment far exceeds supply, impacting the price and availability of such hardware. As a result, the cost of new equipment has been and may in the future be unpredictable, and may also be significantly higher than our historical costs.
Supply chain and logistics issues for us, our contractors or our suppliers may frustrate or delay our expansion plans or increase the cost of constructing our infrastructure.
The equipment used in our operations is generally manufactured by third parties using a large amount of commodity inputs (for example, steel, copper, aluminum). Many manufacturing businesses globally are currently experiencing supply chain issues and increased costs with respect to such commodities and other materials and labor used in their production processes, which is due to a complex array of factors including increased demand from the Bitcoin mining, HPC and AI services, data center and other industries, and which can occur from time to time. Procurement from suppliers which manufacture equipment outside of North America is also exposed to additional risks such as regulatory changes (for example, a tariff or ban on equipment imported or exported from certain jurisdictions) and global freight disruptions. Additionally, shortages in global semiconductor chip supply may impact procurement timelines for equipment. Such issues may cause delays in the delivery of, or increases in the cost of, the equipment used in our operations, which could materially impact our operating results and may delay our expansion plans.

For example, shipments of Bitmain equipment from Southeast Asia to our sites may face significant hurdles due to logistical constraints and bottlenecks. The delivery of equipment is subject to the fluctuations of supply and demand for air and sea freight, as well as the availability of local logistics companies, coupled with possible local congestion at key processing locations, such as airports or pickup warehouses. Additionally, there are inherent risks associated with transit, including potential damage, loss or theft of equipment. These logistical challenges could materially impact our operations, causing delays or losses in equipment delivery and potentially hindering our expansion plans.
In addition, public health crises, including an outbreak of an infectious disease, terrorist acts, and political or military conflict, such as the conflict in Ukraine, have increased the risks and costs of doing business abroad. Many of the manufacturers of our equipment are located outside of the jurisdictions in which we have facilities and sites, necessitating international shipping to enable us to incorporate the equipment into our facilities. Political and economic instability have caused many businesses to experience logistics issues in the past resulting in delayed deliveries of equipment, which could occur again in the future. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, climate-related risks, seasonal and unseasonal weather events, shipping constraints (for example, blocked shipping canals or closure of shipyards), increased costs of labor, inflationary pressure, freight costs, industrial disputes, political or military blockades and raw material prices along with a shortage of qualified workers. Such supply chain disruptions can potentially cause material impacts to our operating performance and financial position if delivery of equipment for our facilities is delayed.
Our hardware suppliers have previously had, and may continue to have, operations in China, and China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business.
Our hardware suppliers have previously had, and may continue to have, operations in China and a significant portion of our revenues may be derived from material produced in China. Accordingly, our business, financial conditions, results of operations and prospects may be subject, to a significant extent, to economic, political and legal developments in China.
The People’s Republic of China (“PRC”) government exercises significant control over China’s economy through allocations of resources, control over the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and providing preferential treatment to particular industries or companies. The PRC legal system also continues to evolve rapidly, so interpretations of laws, regulations and rules are not always uniform and enforcement of such laws, regulations and rules involve uncertainties. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as Bitmain, to obtain or maintain permits or licenses required to conduct business in China. Changes in any of these policies, laws and regulations, or the interpretations thereof, as they relate to the mining hardware suppliers, could have an adverse impact on our business. For example, if the PRC government were to prevent hardware suppliers from doing business with companies who engage in Bitcoin-related activities, we would be required to find replacement suppliers for our digital asset mining equipment. Certain hardware suppliers have decided to move some of their production of hardware out of China and into other countries, notably Southeast Asian countries. Any interruptions in hardware suppliers' operations could still result in cancellations or delays and may adversely impact our ability to receive equipment on a timely basis or at all. Moreover, if we were unable to find a replacement supplier able to meet our supply demands and promptly, it could have a material adverse effect on our business.
In China, it is illegal to accept payment in Bitcoin for consumer transactions and banking institutions are barred from accepting deposits of digital assets. The PRC government has also restricted digital asset operations and transactions by banning digital asset mining activity. If the PRC government were to further restrict digital asset mining related activities, including production of materials used in such activities, it would have a material adverse impact on hardware suppliers’ operations and in turn our business prospects.

In addition, international trade policies with China remain in flux, and changes to such policies may impact our supply chain. For example, the countries in which we operate could expand or impose, as applicable, economic sanctions on China, or businesses operating in China, that would impact our ability to do business with and import from businesses that operate in China. Any such actions, or countermeasures taken by China, could materially impact our business, prospects or operations.
Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our operations and financial performance.
Our primary input is electricity. We rely on third parties, including utility providers, for the reliable and sufficient supply of electricity to our infrastructure.
Our growth strategy includes continued expansion of our data centers, with a focus on expanding our HPC and AI services. There can be no assurance that utility providers will have the necessary infrastructure to deliver power that we may require to implement our development plans, or that we will be able to procure power from or contract with these third parties on commercially acceptable terms. Further, we may experience delays in procuring power due to various factors outside of our control. Even if we are able to procure the power that we may require to implement our development plans, the relevant utility providers may impose onerous conditions that may adversely impact the feasibility or economics of our facilities. Any of the foregoing could adversely impact our growth plans, result in delays, and/or result in additional capital expenditure and other costs with respect to the development of our facilities, which could have a material adverse impact on our business, financial performance, financial condition and results of operations.
Further, we cannot guarantee that the third parties, including utility providers, that we rely on for the supply of electricity will be able to provide any electrical power at sufficient levels and consistently. As we continue to increase our focus on HPC and AI services and continue to expand our HPC and AI services, we have added alternative sources of backup power supply at certain existing data centers, and we may do so at other data centers in the future in response to customer requirements or otherwise. These backup power supply arrangements are costly to install and any use of such backup power supplies could also be costly. Non-supply or restrictions on the supply of, or our failure to procure sufficient electricity to ensure sufficient backup generation sources for our data centers, could adversely affect our operating performance and revenue by constraining the number of Bitcoin miners or other hardware (including hardware for any HPC and AI services we offer) that we can operate at any one time. This may adversely impact customers for any hosting or HPC and AI services we offer, for example by adversely impacting our ability to meet contractual requirements in respect of uptime, availability or performance. If we fail to meet such contractual requirements, our customers may have the right to terminate their contracts with us for hosting or HPC and AI services, which could lead to the loss of such customers and adversely impact business, financial performance, financial condition and results of operations. Moreover, electricity outages, or the perception that our data centers do not have adequate backup electricity generation, could adversely impact our ability to compete in the market for HPC and AI services.
Our access to electricity, or sufficient electricity, may be affected by climate-related risks, severe weather, acts of God, natural and man-made disasters, political or market operator interventions, utility equipment failure or scheduled and unscheduled maintenance that results in electricity outages to the utility or broader electrical network facilities. These electricity outages may occur with little or no warning and be of unpredictable duration. Texas, for example, has seen an increase in severe weather events, such as the flash flooding in July 2025. Such severe weather events can impact our access to electricity for our data centers in Texas. Further, our counterparties may be unable to deliver the required amount of power for various technical, economic or political reasons. As Bitcoin mining and operation of data centers generally (including, for example, to provide HPC and AI services) are energy-intensive and backup power generation may be expensive to procure, any backup electricity supplies may not be available or may not be available on commercially acceptable terms, or be sufficient to power some or all of our hardware in an affected location for the duration of the outage. Any such events, including any significant nonperformance by counterparties, could have a material adverse impact on our business, financial performance, financial condition and results of operations.
We may be affected by price fluctuations in the wholesale and retail power markets.
Our power arrangements may vary depending on the markets in which we operate, and comprise fixed and variable power prices, including arrangements that may contain price adjustment mechanisms in case of certain events. Furthermore, some portion of our power arrangements may be priced by reference to published index prices and, thus, reflect market movements outside of our control. A substantial increase in electricity costs could render Bitcoin mining or HPC and AI services we offer ineffective or not viable for us. Market prices for power, generation capacity and ancillary services are unpredictable. An increase in market prices for power, generation capacity or ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long-term and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:
•increases and decreases in the supply and type of generation capacity;
•instantaneous supply and demand balances;
•changes in network and/or market regulator fees, programs and charges;
•fuel costs;
•commodity prices;
•new generation technologies;
•changes in power transmission constraints or inefficiencies;
•climate-related risks and volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters, and other natural or man-made disasters, including the impacts of such on the demand or power;
•technological shifts resulting in changes in the demand for power or in patterns of power usage, due to factors including increasing demand from data center operations as an industry, as well as the potential development of demand-side management tools, expansion and technological advancements in power storage capability and the development of new fuels or new technologies for the production or storage of power;
•federal, state, local and foreign power, market and environmental policy, regulation and legislation;
•changes in capacity prices and capacity markets; and
•power market structure (for example, energy-only versus energy and capacity markets).
In British Columbia, Canada, we purchase our electricity pursuant to a regulated tariff which is subject to adjustment annually. The annual adjustments may result in an increase in the cost of electricity we purchase. We can provide no assurances that any future BC Hydro rate changes will be at a similar level, and it is possible future changes could be material increases. We may benefit from certain electricity credits, but such credits may be temporary and our cost of electricity may increase when credits expire. For example, in February 2024, BC Hydro announced an electricity affordability credit that was applicable to our operations in British Columbia, however it expired in May 2025. We may benefit from certain electricity credits, but such credits may be temporary and our cost of electricity may increase when credits expire. For example, in February 2024, BC Hydro announced an electricity affordability credit that was applicable to our operations in British Columbia, however it expired in May 2025.

In addition, in Texas, the electricity market is largely deregulated and operates through a competitive wholesale market across the vast majority of the state. Electricity prices in the portions of Texas with market-based pricing are subject to many factors, such as, for example: fluctuations in commodity prices including the price of fossil fuels and other energy sources; increases and decreases in generation capacity and load demand; changes in power transmission or fuel transportation capacity constraints or inefficiencies; volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters; technological shifts resulting in changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools, expansion and technological advancements in power storage capability; the development of new fuels or new technologies for the production or storage of power; and changes in or new proposed federal and state power, market and environmental regulation and legislation. High wholesale electricity prices directly impact the price we pay for electricity, and we can provide no assurances that price disruptions in such deregulated markets will not result in material increases in the price we pay for electricity in the future, which could have a material adverse effect on our business, financial performance, financial condition and results of operations.
As part of our electricity procurement strategies in Texas, we may participate in demand response programs, load curtailment in response to prices, or other programs, including the use of automated systems to reduce our power consumption in response to market signals. Such automated systems may activate incorrectly or fail from time to time, or our manual operations may not be able to respond as intended, and there is no guarantee that our participation in demand response programs, load curtailment in response to prices, or other programs, will result in lower realized electricity prices or additional revenue earned. In addition, some demand response programs have regulatory compliance obligations that, if not adhered to or met, may result in fines or penalties.
Although there are currently no existing federal laws or regulations that explicitly apply to digital asset mining activities as such, there are certain state regulations which vary state by state. For example, in Texas, miners with an energy capacity of more than 75 megawatts and an interruptible load of more than 10 percent of the actual or anticipated annual peak demand of the facility are required to register their mining operations with the Public Utility Commission of Texas (“PUCT”) and report certain information to the PUCT annually, which shares that data with ERCOT. In addition, periodically state legislatures may pass new laws that could affect our business. See “—Bitcoin mining and HPC and AI services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power,” and “—Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to Bitcoin miners or HPC and AI service providers, including us, or Bitcoin mining or HPC and AI services generally.” While we aim to mitigate price disruptions (for example, we may, from time to time, seek to purchase electricity market derivatives or hedges to minimize wholesale price volatility), there is no guarantee that any such arrangements will be successful in mitigating volatility or increases in wholesale market prices. Increases and fluctuations in the cost of electricity we purchase could have a material adverse effect on our business, financial performance, financial condition and results of operations. For example, electricity hedge prices vary throughout the year, with higher hedge prices typically during periods where there is expected higher volatility in the ERCOT market. If the expected volatility does not eventuate in the ERCOT market, this may lead to higher power prices as a result of lower revenues from load curtailment in response to prices. Further, if we purchase our electricity from the ERCOT spot market, we may not be able to curtail our operations when prices are high (in particular, we may not be able to curtail our operations relating to the delivery of HPC and AI services due to customer expectations or requirements relating to uptime), and even if we do curtail the electricity prices may remain high for a long period, meaning our operations are curtailed for extended periods of time, any of which could have a material adverse effect on our business, financial performance, financial condition and results of operations.

Bitcoin mining and HPC and AI services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power.
Mining Bitcoin and HPC and AI services require significant amounts of electrical power, and electricity costs are expected to continue to account for a material portion of our operating costs. There has been a substantial increase in the demand for and cost of electricity, and this has had varying levels of impact on local electricity supply and public sentiment. The availability and cost of electricity will impact the geographic locations in which we choose to conduct mining, HPC and AI services, and the availability and cost of electricity in the geographic locations in which our facilities are located will impact our business, cash flows, results of operations and financial condition.
Additionally, renewable sources of power currently form a large portion of our power mix and we expect it to continue to do so in the future. Renewable power may, depending on the source, be intermittent or variable and not always available. Some electrical grids have little storage capacity, and the balance between electricity supply and demand must be maintained at all times to avoid blackouts or other cascading problems. Intermittent sources of renewable power can provide challenges as their power can fluctuate over multiple time horizons, forcing the grid operator to adjust its day-ahead, hour-ahead, and real-time operating procedures. Any shortage of electricity supply or increase in electricity costs in any location where we operate or plan to operate may adversely impact the viability and the expected economic return for activities in that location.
Should our operations require more electricity than can be supplied in the areas where our facilities are located or should the electrical transmission grid and distribution systems be unable to provide the regular supply of electricity required, we may have to limit or suspend activities or reduce the speed of our proposed expansion, either voluntarily or as a result of either quotas or restrictions imposed by energy companies or governments, or increased prices for certain users (such as us). If we are unable to procure electricity at a suitable price, we may have to shut down our operations in that particular jurisdiction either temporarily or permanently. As grid conditions get more capacity constrained, governmental entities may place restrictions and curtailments on non-residential customers during times of emergency. Additionally, our data centers, Bitcoin mining machines and HPC and AI equipment and systems would be materially adversely affected by power outages. Given the power requirement, it may not be feasible to run data centers, Bitcoin mining machines or HPC and AI equipment and systems on back-up power generators in the event of a government restriction on electricity or a power outage, which may be caused by climate-related risks, weather, acts of God, wild fires, pandemics, falling trees, falling distribution poles and transmission towers, transmission and distribution cable cuts, other natural and man-made disasters, other force majeure events in the electricity market and/or the negligence or malfeasance of others. If we are unable to receive adequate power supply and we are forced to reduce our operations due to the lack of availability or cost of electrical power, our business could experience materially adverse impacts.
There may be significant competition for suitable Bitcoin mining and HPC and AI services sites, and government regulators, including local permitting officials, may potentially restrict our ability to set up mining sites in certain locations. The significant consumption of electricity may have a negative environmental impact, including contribution to climate change, which may give rise to public opinion against allowing the use of electricity for Bitcoin mining or HPC and AI services.
Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to Bitcoin miners or HPC and AI service providers, including us, or Bitcoin mining or HPC and AI services generally.
The supply of electricity for our existing or future operations, and the interconnection to the transmission system of any facilities we are currently developing or may develop in the future, could be limited or otherwise adversely impacted as a result of political pressure or regulation. Government and regulatory scrutiny related to Bitcoin mining facilities and HPC and AI services and their energy consumption and impact on the environment has increased and may continue to increase. Some governments and regulators are increasingly focused on the energy and environmental impact of Bitcoin mining activities and data centers in particular, including the impact on the electricity market that may arise from Bitcoin miners’

price responsiveness. This has led to new governmental measures regulating, restricting or prohibiting the use of electricity for Bitcoin mining activities, or Bitcoin mining activities generally, and may lead to further measures with respect to Bitcoin miners and data centers more generally in any of the jurisdictions in which we operate from time to time.
For example, in December 2022, the Government of British Columbia announced a temporary 18-month suspension on new and early-stage BC Hydro connection requests from cryptocurrency mining projects, which was subsequently extended for another 18-months in June 2024. The suspension was challenged in court, but subsequently upheld by the British Columbia Court of Appeal. Additionally, in May 2024, the Government of British Columbia amended the BC Utilities Commission Act to enable the Government to enact regulations regarding public utilities’ provision of electricity service to cryptocurrency miners. While this suspension and amendment have not currently impacted our existing operations, these events demonstrate that potential policy-driven actions and future actions by Governments, or the issuance of any new legislation, government orders of regulations, may reduce the availability and/or increase the cost of electricity in the geographic locations in which our operating facilities are located or desired to be located, or could otherwise adversely impact our business.
Also, in November 2022, Governor Hochul of New York signed into law a cryptocurrency mining law that established a two-year moratorium on new or renewed permits for certain electricity-generating facilities that use fossil fuel and provide energy for proof-of-work digital asset mining operations and directed the New York State Department of Environmental Conservation to prepare a Generic Environmental Impact Statement (“GEIS”) on the environmental impact and social costs and benefits of such operations. A draft GEIS, released in May 2025 and open to public comment until September 2025, estimates the societal costs of damages from GHGs emissions between 2024 and 2050 from proof-of-work digital asset mining operations in New York State to be approximately $10.6 billion. At the federal level, legislation has been proposed by various Senators that would require certain agencies to analyze and report on topics around energy consumption in the digital asset industry, including the type and amount of energy used for cryptocurrency mining and the effects of digital asset mining on energy prices and baseload power levels and the effect Bitcoin mining using more than 5 megawatts of power has on greenhouse gas emissions. There have also been calls by various members of Congress on the Environmental Protection Agency (“EPA”) and Department of Energy (“DOE”) to establish rules that would require digital asset miners to report their energy usage and emissions.
Further, in March 2022, ERCOT started requiring large scale digital asset miners to apply for permission to connect to Texas’ power grid, and in April 2022, set up the Large Flexible Load Task Force (“LFLTF”) which has since been rebranded as the Large Load Working Group (“LLWG”), to review the participation of large loads, including data centers and Bitcoin mining facilities, in the ERCOT system. The LLWG has been tasked to develop policy recommendations for consideration by ERCOT relating to network planning, markets, operations, and large load interconnection processes for large loads in the ERCOT network. In addition, in 2025 the Texas government enacted Senate Bill 6 (“SB 6”), which requires the PUCT and ERCOT to create new processes and impose new requirements for the interconnection of facilities with large electrical loads of at least 75 MWs to the ERCOT system. SB 6 also requires security type payments as part of the initial interconnection request, and creates a new approval that is required for co-location of generation with large loads. These changes, subject to the final rules adopted by the PUCT and ERCOT and any potential judicial review, would include:
•standardization for interconnecting large loads customers in manner designed to support business development in Texas while minimizing the potential for stranded infrastructure costs and maintain system reliability;
•requiring that a large load customer who is subject to these standards contribute to the recovery of the interconnecting electric utility’s costs to interconnect the large load to a transmission system;
•codifying the process for the PUCT’s evaluation of net metering arrangements involving a large load co-located with an existing generation resource;

•directing ERCOT to develop a reliability service to competitively procure demand reductions from large load customers with a demand of at least 75 MWs to be deployed in the event of an anticipated emergency condition, which could include prohibitions on simultaneously participating in other demand response programs; and
•determining whether the current 4CP methodology used to calculate wholesale transmission rates ensures that all loads appropriately contribute to the recovery of a utility’s costs to provide access to the transmission system, and if not, determine whether alternative methods to calculate wholesale transmission rates would more appropriately assign the cost of providing access to and wholesale service from the transmission system.
These processes and requirements remain subject to rulemaking procedures and there can be no assurance as to the timing or ultimate outcome of this rulemaking process. The final regulations resulting from SB 6 and other processes involving PUCT and ERCOT, or any other restrictions on availability of electricity, could result in increased costs we incur in connection with interconnections to the ERCOT, changes to how transmission costs are allocated, reduced revenue we generate from participation in demand response or similar programs, reduce the availability of electricity, increased cost of electricity and other costs (including technical and reliability measures such as in connection with large load voltage ride-through), cause delays in the development and/or interconnection of our facilities with transmission systems (including, potentially, delays in grid connection for our Sweetwater sites), impose onerous conditions and obligations, impact the equipment we are required to install at our operations and/or result in more onerous disclosure and compliance burdens, and any of the foregoing could have a material adverse effect on our business, operations, prospects, financial condition and operating results. See also “—Risks Related to Our Business—Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our operations and financial performance.”
Any outage or limitation of the internet connection at our sites could materially impact our operations and financial performance.
Our ability to validate and verify Bitcoin transactions, secure transaction blocks and add those to the Bitcoin network, either directly or through a mining pool, is dependent on our ability to connect to the Bitcoin network or mining pools through the internet. Any downtime, limitations in bandwidth or other constraints may affect our ability to contribute some or all of our computing power to the network or mining pools. Similarly, our ability to offer HPC and AI services or other products or services using our data center capacity is also dependent on our ability to connect to the internet and any downtime, limitations in bandwidth or constrains may affect our ability to provide such services. We may not have backup internet connections at our operations, and any backup internet connections may not be sufficient to support all of our, or our customers, equipment in an affected location for the duration of the outage, limitations or constraints to the primary internet connection. Any such events could have a material adverse impact on our operating results and financial condition.
Additionally, outside internet routing issues to mining pools could present additional risks. For example, if there are routing problems that prevent efficient communication among mining pools, or if there is heavy packet loss, our ability to validate and verify transactions could be severely impaired. This could result in delayed block submissions, missed block rewards, and reduced overall efficiency of our mining operations. For our expansion into HPC and AI services, customers require certainty and reliability in uptake times. Failure to provide effective and reliable internet for our customers such customers cannot effectively utilize our data centers may result in the loss of customers as well as damage to our reputation.
Furthermore, the reliability of our internet connection is crucial for maintaining the security of our operations. Interruptions or limitations in connectivity can expose us to increased risk of cyberattacks or unauthorized access, as certain security measures may be compromised during periods of reduced connectivity. In the event of an internet outage or limitations in connectivity, our ability to maintain regular business operations could be severely impacted, potentially leading to decreased revenue, increased operational costs, and damage to our reputation. Features of the Bitcoin network, such as decentralization, open-source protocol and reliance on peer-to-peer connectivity, are essential to preserve the stability of the Bitcoin network and decrease of the risk of fraud. A disruption of the internet or the Bitcoin network could affect the ability to transfer Bitcoin, and consequently the value of Bitcoin, as well as our ability to mine Bitcoin. A significant disruption of internet connectivity (for example, affecting large numbers of users or geographic regions) could prevent the Bitcoin network's functionality and operations until the internet disruption is resolved. As we continue to increase our focus on HPC and AI services and continue to expand our offering of HPC and AI services, the reliability of our internet connections could also negatively affect our customers who rely on our data center services for our HPC and AI services and the reliability of such solutions, leading to potential loss of business and long-term financial repercussions. Moreover, internet outages, or the perception that our data centers may be exposed to the risk of internet outages where we have limited or no backup internet connections at all, could adversely impact our ability to compete in the market for HPC and AI services.
Moreover, internet outages or disruptions can lead to loss of connectivity to critical network services and applications necessary for our operations. This includes potential impacts on remote monitoring and management tools, which are essential for maintaining optimal performance and responding to issues in real-time. Any delay in identifying and resolving problems can lead to prolonged downtime and further financial losses.
Any critical failure of key electrical or data center equipment may result in material impacts to our operations and financial performance.
Certain key pieces of electrical or data center equipment may represent single points of failure for some or all of the power capacity at our operating sites. Any failure or imminent risk of failure of such equipment may result in our inability to utilize some or all of our equipment in an affected location for the duration of time it takes to repair or remediate equipment, or procure and install replacement parts.
For example, high voltage circuit breakers represent a single point of failure at all of our sites. If it fails, this will result in the site being non-operational. We estimate that the current lead time required to replace the various circuit breakers is 15 to 113 weeks, which lead time could increase. There are other items of equipment at each of our sites that, upon failure, could result in the entire site or certain sections of the site being non-operational. These include, but are not limited to, the high voltage transformers, low voltage transformers and switchgear, all of which currently have estimated lead times ranging between 16 to 72 weeks, and are subject to increase.
Due to the long-lead times required to acquire some of the equipment used in our operations, the failure of such parts could result in lengthy outages at an affected location, and could materially impact our operations (including impacts on hosting or HPC and AI services customers), financial results and financial condition.
Serial defects in our ASICs, GPUs and other equipment may result in failure or underperformance relative to expectations and impact our operations and financial performance.
Our operations contain certain items of equipment that have a high concentration from one manufacturer (for example, our ASICs and GPUs). Additionally, the equipment we rely on may experience defects in workmanship or performance on arrival or throughout its operational life. If such defects are widespread across equipment we have used in the construction of our facilities, we could suffer material outages or underperformance compared to expectations. Such circumstances could adversely affect our business, prospects, financial condition and operating results and could result in a substantial decrease in our mining fleet’s hashrate, leading to reduced rewards and revenue from Bitcoin mining. Such defects could also result in any existing HPC and AI services customers choosing to use another provider and may adversely impact the competitiveness of our HPC and AI services. Such circumstances could adversely affect our business, prospects, financial condition and operating results.

Adoption of custom firmware for our mining fleet could lead to failures that result in a substantial decrease in our mining fleet’s hashrate.
We may adopt custom firmware for our Bitmain mining fleet, which, if unsuccessfully implemented on a large scale, or if it does not operate as intended, could lead to failures and significantly impact our hashrate. There is also the risk of potentially voiding mining hardware manufacturer warranties through use of custom firmware. While our trials with two alternate software providers have demonstrated positive results on older models after review by our R&D program, there is a possibility that custom firmware solutions may not perform as reliably or efficiently with newer models. Technical issues, compatibility problems, exposure to malicious activities, or unforeseen bugs could result in a substantial decrease in our mining fleet’s hashrate, leading to reduced rewards and revenue from Bitcoin mining.
Cancellation or withdrawal of required operating and other permits and licenses could materially impact our operations and financial performance.
In each jurisdiction in which we operate, it is typical that we must obtain certain permits, approvals and/or licenses in order to construct and operate our facilities. If, for whatever reason, such permits, approvals and/or licenses are not granted, or if they are lost, suspended, terminated or revoked, it may result in delays in construction of our facilities, require us to halt all or part of our operations, or cause us to be exposed to financial or other penalties at the affected locations. Such circumstances could have a material adverse effect on our business, expansion plans, financial condition and operating results.
Our business is subject to customary risks in developing infrastructure projects.
The build-out of our platform is subject to customary risks relevant to developing greenfield and brownfield infrastructure projects that may adversely impact our development plans, operations and financial performance, including:
•difficulty finding sites that satisfy our requirements at a commercially viable price;
•planning approval processes, permitting and licensing requirements or the ability to obtain required permits and licenses in certain jurisdictions;
•site condition risks (for example, geotechnical, environmental, flooding, seismic and archaeological) in developing greenfield and brownfield sites;
•site specific encumbrances (for example, mineral rights, easements and wind leases that confer certain ongoing rights to a third party);
•obtaining releases, easements and rights of way (for example, in relation to access rights, constructing transmission lines or existing encumbrances), if required;
•local community objections or feedback preventing or limiting permits and approvals, or a ‘social license’ to operate in the community;
•availability of power and the satisfactory outcome of relevant studies, as well as completion of the process to connect to the electrical grid and execution of connection agreements and electricity supply agreements with the relevant entities, which may also be cost prohibitive;
•interface and operational risks;
•availability, timing of delivery, and cost of construction materials and equipment to each site;

•contracting and labor issues (i.e. industry-wide labor strikes, ability to engage experienced labor and contractors/subcontractors in remote areas, labor shortages due to competing demand);
•non-performance by contractors and sub-contractors impacting quality assurance and quality control;
•lack of interest from contractors or design builders and potential increase in project costs due to competing infrastructure development worldwide;
•severe or inclement weather or other natural or man-made disasters;
•risks relating to climate change;
•construction delays generally;
•delays arising from changes to design;
•delays or impacts arising from public health crises, including an outbreak of an infectious disease;
•obtaining any required regulatory or other approvals to invest or own land and infrastructure in foreign jurisdictions; and
•availability of capital to fund construction activities and associated contractual commitments.
We operate in a highly competitive industry and rapidly evolving sectors.
The Bitcoin mining and HPC and AI services ecosystems are highly innovative, rapidly evolving and characterized by intense competition, experimentation and frequent introductions of new products and services, and are subject to uncertain and evolving industry and regulatory requirements. We expect competition to increase in the future as existing competitors expand their operations, new competitors enter the industry, and new products are introduced or existing products are enhanced. We compete against a number of companies operating globally that focus on mining digital assets and/or HPC and AI services.
Our existing and potential competitors may have various competitive advantages over us, such as:
•greater name recognition, longer operating histories and larger market shares;
•more established marketing, banking and compliance relationships;
•more efficient hardware;
•greater mining or data center capabilities (for example, through adoption of proprietary technology), including HPC or AI services markets which may include new or rapid technological changes;
•more developed sales and customer management capabilities;
•more timely introduction of new technologies;
•preferred relationships with suppliers, including of mining machines, hardware for HPC and AI services and other equipment;
•better access to more competitively priced power;
•greater reliability in electricity supply, whether as a result of a greater number of backup sources of power or otherwise;

•greater financial resources and access to capital to acquire new hardware, businesses, capabilities and enable growth;
•more reliable internet connections as a result of the location of their data centers to key internet connections;
•lower labor, compliance, risk mitigation and research and development costs;
•larger and more mature intellectual property portfolios;
•greater number of applicable licenses or similar authorizations;
•fewer regulatory restrictions, including with respect to energy supply;
•established core business models outside of the mining or trading of digital assets, allowing them to operate on lesser margins or at a loss;
•operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and
•substantially greater financial, technical and other resources.
If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results and financial condition could be adversely affected.
We cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in the industries we operate in and we may fail to capitalize on certain important business and market opportunities. Such circumstances could have a material adverse effect on our business, prospects, financial condition and operating results.
The loss of any of our management team or an inability to attract and retain qualified personnel on a timely basis or at all could adversely affect our operations, strategy and business.
We operate in a competitive and specialized industry where our continued success is in part dependent upon our ability to attract and retain skilled and qualified personnel in a timely manner. A loss of a significant number of our skilled and experienced employees or, alternatively, difficulty in attracting additional adequately skilled and experienced employees, may adversely impact our operations and financial performance.
The employment contracts of certain of our employees contain non-competition and non-solicitation provisions designed to limit the impact of employees departing the business by restricting their ability to obtain employment with our competitors. Such provisions may not be enforceable, may only be partially enforceable, or may not be enforced, which could impede our ability to protect our business interests.
Additionally, our ability to successfully execute on our growth strategies, including our strategy of expanding and diversifying our revenue sources, such as our offerings of HPC and AI services, and offering new products and services, will depend on our ability to identify, hire, train and retain qualified employees with the right mix of skills to build and maintain relationships with customers and who can provide the technical, strategic, and marketing skills required to develop HPC and AI services we offer and any other new products and services we may seek to develop in a timely manner. There is a shortage of qualified personnel in some of these fields, and we will be competing with other companies for this limited pool of potential employees. There is no assurance that we will be able to recruit or retain qualified personnel, the right number of qualified people or at the right times and this failure could negatively impact our ability to develop and deliver new services to the market.

The potential acquisition or disposition of businesses, services or technologies, joint ventures or other strategic transactions may not be successful or may adversely affect our existing operations.
As part of our strategy, we may, from time to time, seek to acquire businesses, services or technologies or enter into joint ventures or other strategic transactions, that we believe could complement or expand our current business, enhance our technical capabilities or otherwise offer growth opportunities.
We may not be successful in identifying and acquiring suitable acquisition targets at an acceptable cost. Further, joint venture transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint venture. The pursuit of potential acquisitions, dispositions, joint ventures or other strategic transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, regardless of whether or not they are ultimately completed.
If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated synergies, strategic advantages or earnings from the acquired business due to a number of factors, including:
•incurrence of acquisition-related costs;
•unanticipated costs or liabilities associated with the acquisition;
•the potential loss of key employees of the target business;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to complete the acquisition.
Acquisitions may also result in dilutive issuances of equity securities, including our Ordinary shares, or the incurrence of debt. The amount of any equity securities issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding Ordinary shares. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you, which could adversely affect the trading price of our Ordinary shares. In addition, if an acquired business fails to meet expectations, our business, results of operations and financial condition may be adversely affected.
Further, as we may settle acquisitions in new industries and new geographic regions, there is a risk that we may not fully comply with laws, regulations, business operations or risks associated with these industries or regions. There is a risk that we could face legal, tax or regulatory sanctions or reputational damage as a result of any failure to comply with (or comply with developing interpretations of) applicable laws, regulations and standards of good practice. Our failure to comply with such laws, regulations and standards could result in fines or penalties, the payment of compensation or the cancellation or suspension of our ability to carry on certain activities or service offerings, interrupt or adversely affect parts of our business and may have an adverse effect on our operations and financial performance.
In addition, we may from time to time, seek to dispose of assets where we believe we can receive value from any such disposition that is accretive to the business. There can be no assurance that we will be successful in completing any such transaction, including because there may not be buyers willing to enter into a transaction, we may not receive sufficient consideration for the relevant businesses or assets or the process of selling such businesses or assets may take too long. These transactions, if completed, may reduce the size of our business and we may not be able to replace the volume associated with the business.

We may be vulnerable to climate-related risks, severe weather conditions and natural and man-made disasters, including earthquakes, fires, floods, hurricanes, tornadoes and severe storms (including impacts from rain, hail, snow, lightning and wind), as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.
Our business may be subject to the physical risks of climate change, severe weather conditions and natural and man- made disasters, including earthquakes, fires, floods, hurricanes, tornadoes and severe storms (including impacts from rain, hail, snow, lightning and wind), as well as power outages and other industrial incidents, any of which could result in system failures, damage to equipment, power supply disruptions and other interruptions that could harm our business.
The potential physical impacts of climate change on our properties and operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. Natural disasters may become more frequent, such as the 2025 Canadian wildfires, which continue to rise during a dry, hot summer. In addition, Texas has experienced devastating flooding and numerous power outages as a result of severe storms and hurricanes. The increased prevalence of natural disasters and other impacts attributable to climate change may materially and adversely impact the cost of production, operational efficiency and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could impact the operational efficiency of our assets or disrupt our supply chain and ultimately our business operations. In addition, disruption of transportation, power and distribution systems could result in delays to potential expansion plans, additional costs or reduced operational efficiency.
The reliability and operating efficiency of our ASICs, GPUs and other equipment is linked to weather conditions, including temperature and humidity. If we are unable to appropriately manage climatic conditions for the operating equipment inside our data centers, whether caused by either long or short term variations in weather conditions outside of optimal operating thresholds or as a result of ventilation equipment failure, our ASICs, GPUs and other equipment may be subject to reduced operating efficiency, increased equipment failure and higher maintenance costs. More severe or sustained climate-related events have the potential to disrupt our business and may cause us to experience higher attrition, losses and additional costs to resume operations.
Our properties may experience damages, including damages that are not covered by insurance.
Our current and planned operations, and any other future sites we establish (including during the construction phase), will be subject to a variety of risks relating to physical condition and operation, including but not limited to:
•the presence of construction or repair defects or other structural or building damage;
•any noncompliance with, or liabilities under, applicable regulations, including but not limited to, environmental, health or safety regulations or requirements of building codes, permits and zoning requirements;
•any damage resulting from climate change, extreme weather conditions or natural or man-made disasters, such as earthquakes, fires, floods, hurricanes, tornadoes, severe storms (including impacts from rain, snow, hail, lightning and wind), or extreme cold or hot weather; and
•claims by employees and/or others for injuries sustained at our properties.
We currently maintain insurance coverage in respect of our property and personal injury claims and may decide to obtain additional coverage in the future, such as business interruption insurance, where doing so would be practicable and in line with industry practice. However, our current insurance policies cover certain costs due to loss of property but do not include business interruption insurance sufficient to compensate for the lost profits that may result from interruptions in our operations as a result of inability to operate or failures of equipment and infrastructure at our facilities. There can be no assurance that adequate insurance will be available, and, even if available, that such insurance will be available at economically acceptable premiums or will be adequate to cover any claims made, or that we will decide to take out coverage. We do not carry any environmental insurance. If we incur uninsured losses or liabilities, our assets, profits and/or prospects may be materially impacted. The occurrence of an event that is not covered, in full or in part, by insurance could have a material adverse effect on our operations, financial position and financial performance.
We may fail to anticipate or adapt to technology innovations in a timely manner, or at all.
The digital asset, data center and HPC and AI services markets are experiencing rapid technological changes. In addition, use of AI/ML is becoming more prevalent. Failure to anticipate technology innovations or adapt to such innovations in a timely manner, or at all, may result in our current and future capabilities becoming obsolete. The process of developing and marketing new products, services, solutions or capabilities, and implementing the use of new technologies in our business, is inherently complex and involves significant uncertainties. There are a number of risks, including the following:
•our product or service planning efforts may fail in resulting in the development or commercialization of new technologies or ideas;
•our research and development efforts may fail to translate new product plans into commercially feasible solutions;
•our new products or solutions that we offer (including HPC and AI services) may not be well received by consumers or otherwise may fail to achieve their intended purpose or functionality;
•we may not have adequate funding and resources necessary for continual investments in product planning and research and development;
•to the extent that we do not have sufficient rights to use the data or other material or content used in or produced by AI/ML tools that we may use in our business, or if we experience cybersecurity incidents in connection with our use of AI/ML, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights;
•in the United States, a number of civil lawsuits have been initiated related to the use of AI/ML, which may, among other things, require us to limit the ways in which our AI/ML systems in our business;
•our products or solutions may become obsolete due to rapid advancements in technology and changes in consumer preferences; and
•high level of competition in the digital asset, data center, and HPC and AI services markets means that competitors may introduce superior products or services before we can develop or market our own innovations.
Any failure to anticipate the next generation technology roadmap or changes in customer preferences or to timely develop new or enhanced products or implement use of new technologies in our business, including AI/ML, in response could result in decreased revenue and market share. An inability to adapt could tarnish our reputation as an innovator and leader in our industry, further affecting our competitive position and long-term viability. In addition, as the utilization of AI/ML becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. We expect that our incorporation of AI/ML in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our offerings, to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. Further, our competitors or other third parties may incorporate AI/ML into their products more quickly or more successfully than us, which could impair our ability to compete effectively. As a result, the challenges presented with our use of AI/ML could adversely affect our business, financial condition and results of operations.
Risks Related to Bitcoin
Our future success will depend significantly on the price of Bitcoin, which is subject to risk and has historically been subject to significant price volatility, as well as a number of other factors.
We generate a substantial majority of our revenue from the sale of Bitcoin through rewards and transaction fees received in exchange for contributing computational power to mining pools to validate transactions on the Bitcoin network. As a result, a substantial majority of our operating cash flow depends on our ability to sell Bitcoin for fiat currency as needed. In developing our business plan and operating budget, as well as expansion plans, we make certain assumptions regarding future Bitcoin prices. While part of our business strategy includes expanding and diversifying our revenue sources, our current HPC and AI services business is still a small portion of our revenue. Any potential further expansion of HPC and AI services or expansion into additional markets will take time to implement, and there can be no assurance that we will be successful in doing so in the near term or at all.
The prices that we receive for our Bitcoin depend on numerous market factors beyond our control. Accordingly, some underlying Bitcoin price assumptions we rely on may materially change and actual Bitcoin prices may differ materially from those expected. For instance, digital assets that are designed to correspond to a stable value (such as the U.S. dollar), known as “stablecoins,” or even other digital assets which fluctuate in value but which compete with Bitcoin, could significantly reduce the demand for Bitcoin. Due to the highly volatile nature of the price of Bitcoin, our historical operating results have fluctuated, and may continue to fluctuate, significantly from period to period in accordance with market sentiment and movements in the broader digital assets ecosystem. For example, the price of Bitcoin has fluctuated considerably during the fiscal year ended June 30, 2025 from a low of approximately $53,948 per Bitcoin in September, 2024 to a high of approximately $110,000 per Bitcoin in June 2025. In the United States, the Trump administration has issued an executive order generally asserting the importance of the digital assets industry to the U.S. economy, and instructing a working group consisting of various agency heads to consider the implementation of a strategic reserve of Bitcoin and other digital assets. If any such strategic reserve were to be put in place, transactions by such strategic reserve could result in increased volatility and price swings as market actors may place additional significance on trading by the U.S. government.
There is no assurance that any digital asset, including Bitcoin, will maintain its value or that there will be meaningful levels of trading activities to support markets in any digital asset and any adverse movements in Bitcoin prices or exchange rates (including the rates at which we may convert Bitcoin to fiat currency) may adversely affect our financial performance, financial condition, prospects, expansion plans and the results of operations. We are also exposed to currency exchange rate fluctuations because portions of our revenue and expenses are currently, and may continue to be in the future, denominated in currencies other than our presentation currency (U.S. dollars), and because our income is in Bitcoin rather than in any fiat currency. Exchange rate fluctuations may adversely affect the results of operations, financial performance and the value of our assets in the future. A decline in the market value of Bitcoin could lead to a decline in the demand for trading Bitcoin and the number of transactions on the Bitcoin network, each of which could lead to a corresponding decline in the value of our Bitcoin assets.
Further, revenue for Bitcoin miners consists of the block reward and transaction fees. Transaction fees are not pre-determined by the Bitcoin protocol and vary based on market factors, such as user demand, the number of transactions and the capacity of the network. In addition, “off-chain” solutions (for example, the Lightning Protocol and Statechains), which have been introduced to allow users to transact away from the blockchain, may lower miner revenues from transaction fees. Any of the factors could adversely impact our opportunities to earn block rewards and transaction fees, which could adversely affect our business, financial performance, financial condition and results of operations.

Any decline in the amount of Bitcoin that we successfully mine, the price of Bitcoin or market liquidity for Bitcoin, and digital assets generally, would adversely affect our revenue and ability to fund our operations and expansion plans. There has been high volatility in the market price of Bitcoin and other digital assets, as well as the market price of many technology stocks, including ours.
The potential transition of digital asset networks such as the Bitcoin network from proof-of-work mining algorithms to proof-of-stake validation may significantly impact the value of our capital expenditures and investments in machines and real property to support proof-of-work mining, which could make us less competitive and ultimately adversely affect our business and the value of our Ordinary shares.
Proof-of-stake is an alternative method of validating digital asset transactions. Proof-of-stake methodology does not rely on resource intensive calculations to validate transactions and create new blocks in a blockchain; instead, the validator of the next block is determined, sometimes randomly, based on a methodology in the blockchain software. Rewards, and sometimes penalties, are issued based on the amount of digital assets a user has “staked” in order to become a validator.
One aspect of our business strategy currently focuses on mining Bitcoin (as opposed to other digital assets). Additionally, all of our mining hardware is limited to mining using a “proof-of-work” protocol based on the complex cryptographic algorithm known as Secure Hash Algorithm 256 (“SHA-256”). Should Bitcoin, like certain other digital asset networks did in calendar year 2022, shift from a proof-of-work validation method to a proof-of-stake method (or, alternatively, to a less competitive hashing algorithm), the transaction verification process (i.e. “mining” or “validating”) would require less power and may render any company that maintains advantages in the current climate with respect to proof-of-work mining (for example, from lower-priced electricity, processing, computing power, real estate, or hosting) less competitive or less profitable, including ours. For example, the Ethereum network, another popular blockchain network with a widely traded digital asset, completed its transition from proof-of-work to proof-of-stake in September 2022, in part to achieve more efficiency in relation to the energy consumption of its network and production and verification of its blockchain. Large numbers of Ethereum mining equipment and other investments in Ethereum mining operations became obsolete, while a minority of Ethereum mining equipment was repurposed for mining other digital assets, which were less profitable. Additionally, the successful Ethereum transition to proof-of-stake could lead to pressure on Bitcoin to also transition to proof-of-stake.
If the Bitcoin network shifts to proof-of-stake validation, we may lose the benefit of our capital investments and their competitive advantage, which were intended to improve the efficiency of our digital asset mining operations only with respect to proof-of-work networks. Further, a shift in market demand from proof-of-work to proof-of-stake protocols could impair our business and operations which are based on hardware that is strictly limited to mining digital assets based on SHA-256 algorithm. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects, financial condition and operating results.
There is a risk of additional Bitcoin mining capacity from competing Bitcoin miners, which would increase the global hashrate and decrease our effective market share.
The barriers to entry for new Bitcoin miners are relatively low, which can give rise to additional capacity from competing Bitcoin miners. The Bitcoin protocol responds to increasing global hashrate by increasing the “difficulty” of Bitcoin mining. If this “difficulty” increases at a significantly higher rate, we would need to increase our hashrate at the same rate in order to maintain market share and generate equivalent block rewards. A decrease in our effective market share would result in a reduction in our share of block rewards and transaction fees, which could have a material adverse effect on our financial performance and financial position.
Furthermore, foreign governments may decide to subsidize or in some other way support certain large-scale Bitcoin mining projects, thus adding hashrate to the overall network. Such circumstances could have a material adverse effect on the amount of Bitcoin we may be able to mine, the value of Bitcoin and any other digital assets we may potentially acquire or hold in the future and, consequently, our business, prospects, financial condition and operating results.
Bitcoin is a form of technology which may become redundant or obsolete in the future.
Bitcoin currently holds a “first-to-market” advantage over other digital assets and is currently the market leader, in terms of value and recognition, in the digital assets market. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use to secure the Bitcoin network. It is generally understood that having more users and miners makes a digital asset more useful and secure, which makes it more attractive and valuable to new users and miners, resulting in a network effect that strengthens this first-to-market advantage. Despite the current first-to-market advantage of the Bitcoin network over other digital asset networks, the digital asset market continues to grow rapidly as the value of existing digital assets rises, new digital assets enter the market and demand for digital assets increases. Therefore, it is possible that another digital asset could become comparatively more popular than Bitcoin in the future. If an alternative digital asset obtains significant market share-either in market capitalization, mining power, use as a payment technology or use as a store of value-this could reduce Bitcoin’s market share and value. All of our mining revenue is derived from mining Bitcoin and, while we could potentially consider mining other digital assets in the future, doing so may result in significant costs. For example, our ASICs are principally utilized for mining Bitcoin and cannot mine other digital assets that are not based on SHA-256. As a result, the emergence of a digital asset that erodes Bitcoin’s market share and value could have a material adverse effect on our business.
The utilization of a digital asset technology is influenced by public acceptance and confidence in its integrity and potential application, and if public acceptance or confidence is lost for any reason (for example, as a result of hacking or demand for greater power efficiency), the use of that technology may become less attractive, with users instead utilizing alternative digital assets. If preferences in the digital assets markets shift away from proof-of work networks such as the Bitcoin network, or the market otherwise adopts new digital assets, this could result in a significant reduction in the value of Bitcoin, which could have a material adverse effect on our business, prospects or operations, including the value of the Bitcoin that we mine or otherwise acquire or hold for our own account.
If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin network, such actor or botnet could manipulate the Bitcoin network, which would adversely affect your investment in our securities or our ability to operate.
If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a digital asset, such actor or botnet may be able to alter the digital asset network or blockchain on which transactions of the digital asset are recorded by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new coins or transactions using such control. The malicious actor could “double-spend” its own digital asset (i.e. spend the same Bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the effected digital asset network may not be possible. The Bitcoin network and other digital asset networks may be vulnerable to other network-level attacks, non-exhaustive examples of which include miners colluding to: (i) cease validating transactions to effectively halt the network, (ii) mine only “empty” blocks (i.e. blocks with no transactions), thus censoring all transactions, (iii) “reorganize the chain” which would revert transactions made over some time period, removing previously confirmed transactions from the blockchain or (iv) execute a “doublespend” attack, which involves erasing specific transactions from the blockchain by replacing the blocks in question.
A large amount of mining activity is physically located in emerging markets. If a nation state or other large and well-capitalized entity wanted to damage the Bitcoin network or other proof-of-work digital asset networks, the entity could attempt to create, either from scratch, via large-scale purchases or potentially seizure, a significant amount of mining processing power.
Although there are no known reports of malicious activity or control of the Bitcoin network achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold on the Bitcoin network. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions. This could occur, for example, if transaction fees are not sufficiently high to make up for the scheduled decreases in the reward of new Bitcoin for mining blocks. In that situation, miners may not have an adequate incentive to continue mining and may cease their mining operations. The fewer miners on the network, the easier it will be for a malicious actor to obtain control in excess of 50% of the aggregate hashrate on the Bitcoin network.
Any such attack or manipulation as outlined above of the Bitcoin network or another important digital asset network could directly impact the value of any Bitcoin that we own at that point in time or render our hardware incapable of earning Bitcoin through block rewards, adversely impacting our financial position. Further, such an event may cause a loss of faith in the security of the network, which could materially erode Bitcoin’s market share and value and could have a material adverse effect on our business.
Significant increases or decreases in transaction fees could lead to loss of confidence in the Bitcoin network, which could adversely impact our ability to mine Bitcoin and to monetize the Bitcoin we mine.
If the rewards and fees paid for maintenance of a digital asset network are not sufficiently high to incentivize miners, miners may respond in a way that reduces confidence in the network. Bitcoin miners collect fees from transactions that are confirmed. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the blockchain. Historically, miners have accepted relatively low transaction fees and have not typically elected to exclude the recording of low-fee transactions in solved blocks; however, to the extent that any such incentives arise (for example, a collective movement among miners or one or more mining pools to reject low transaction fees), recording and confirmation of transactions on the blockchain could be delayed, resulting in a lack of confidence in Bitcoin. Alternatively, these incentives could result in higher transaction fees overall, which could lead to fewer uses for the Bitcoin network. For example, it may become uneconomical and users will be less willing to use the Bitcoin network for applications such as micropayments if transaction fees are too high.
Overcapacity (that is, too many transactions being transmitted to the network at once) could also result in increased transaction fees and increased transaction settlement times. Bitcoin transaction fees were, on average for the fiscal years ended June 30, 2025 and 2024, approximately $1.7 and $7.1 per transaction, respectively. While it is possible that increased transaction fees could result in more revenue for our business, increased fees and decreased settlement speeds could preclude certain uses for Bitcoin (for example, micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely affect our business.
We may not be able to realize the benefits of forks, and forks in the Bitcoin network may occur in the future that may affect our operations and financial performance.
The future development and growth of Bitcoin is subject to a variety of factors that are difficult to predict and evaluate. As Bitcoin is built on an open-source protocol without a centralized governing authority, there is a possibility Bitcoin develops in ways which are not foreseeable. An example is modification of the Bitcoin protocol by a sufficient number of users (known as a “fork” or, when the modification renders nodes unable to communicate with the previous version of the protocol, a “hard fork”).

The Bitcoin protocol has been subject to “hard forks” that resulted in the creation of new networks, and some of those new networks have since been subject to their own hard forks, including Bitcoin Cash, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold and others. Some of these forks have caused fragmentation among trading platforms as to the correct naming convention for the forked digital assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked digital assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked digital assets, which results in further confusion to individuals as to the nature of assets they hold on digital asset trading platforms. In addition, several of these forks were contentious and, as a result, participants in certain digital asset user and developer communities may harbor ill will toward other communities. As a result, certain community members may take actions that adversely impact the use, adoption and price of Bitcoin or any of its forked alternatives.
Furthermore, hard forks can lead to new security concerns. For instance, when the Bitcoin Cash and Bitcoin Cash SV network split in November 2018, “replay” attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Bitcoin, resulting in significant losses to some digital asset trading platforms. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making digital asset networks that rely on proof-of-work more susceptible to attack in the wake of a fork.
Historically, speculation over a new “fork” in the Bitcoin protocol has resulted in Bitcoin price volatility and future forks may occur at any time. A fork can lead to a disruption of networks and our IT systems could be affected by cybersecurity attacks, replay attacks or security weaknesses, any of which can further lead to temporary or even permanent loss of our assets. Such disruption and loss could cause us to be exposed to liability, even in circumstances where we have no intention of supporting an asset compromised by a fork. Additionally, a fork may result in a scenario where users running the previous protocol will not recognize blocks created by those running the new protocol, and vice versa. This may render our Bitcoin mining hardware incompatible with the new Bitcoin protocol. Such changes may have a material effect on our operations, financial position and financial performance.
Digital asset trading platforms for Bitcoin may be subject to varying levels of regulation, which exposes our digital asset holdings to risks.
Digital assets such as Bitcoin primarily trade on digital asset trading platforms and decentralized finance protocols, both of which are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many prominent digital asset trading platforms provide the public with information regarding their ownership structure, management teams, private key management, hot/cold storage policies, on-chain activities, capitalization, corporate practices and regulatory compliance, many other digital asset trading platforms do not. A lack of `transparency provided could result in us underestimating the risk of a potential loss in balances, which could include the loss of a material portion of the Bitcoin we store on such digital asset trading platforms. Digital asset trading platforms do not appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in the less transparent or unregulated digital asset trading platforms, including prominent digital asset trading platforms that handle a significant volume of trading in Bitcoin.
Many digital asset trading platforms, both in the United States and abroad, are unlicensed, not subject to, or not in compliance with, regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities, and therefore may be more susceptible to fraudulent or manipulative acts or practices. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on, or reported by, these digital asset trading platforms is generally and, especially if the United States Congress passes legislation such as the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) to regulate digital asset markets and digital asset trading platforms, may continue to be significantly less regulated than trading in regulated U.S. securities, derivatives and digital asset markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on digital asset trading platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed digital asset trading platforms located outside of the United States. Such reports may indicate that the digital asset trading platform market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the digital asset trading platform market than is commonly understood, or that a much larger portion of digital asset market activity takes place on DeFi platforms than is commonly understood. Nonetheless, any actual or perceived false trading in the digital asset trading platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the prices of digital assets or negatively affect the market perception of digital assets, which could in turn adversely impact our results of operations.
Additionally, some of these non-U.S. digital asset trading platforms offer customers high leverage and/or a small insurance fund, which could result in potential losses being socialized to customers and a reduction in the value of our Bitcoins on digital asset trading platform.
In addition, over the past several years, some digital asset trading platforms have been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances. In some instances, customers are made whole only in dollar terms as of the digital asset trading platform’s date of failure, rather than on a digital asset basis, meaning customers may still lose out on any subsequent price increase in digital assets.
While smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, including on the price of Bitcoin.
Negative perception, a lack of stability and standardized regulation in the digital asset markets and/or the temporary or permanent closure of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the digital asset marketplace in general and result in a reduction in the value of our Bitcoin and greater volatility in the price of Bitcoin, as well as increase scrutiny on our activities and increase the likelihood of unfavorable government regulation and the risks of litigation against us. These potential consequences could materially and adversely affect our investment and trading strategies, the value of our Bitcoin and the value of any investment in us.
The impact of geopolitical and economic events on the supply and demand for digital assets is uncertain.
Geopolitical crises may motivate large-scale purchases of Bitcoin and other digital assets, which could increase the price of Bitcoin and other digital assets rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our holdings following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general in uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in digital assets as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

Digital assets are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our Ordinary shares. Political or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. There has been high volatility in the market price of Bitcoin and other digital assets, and as recently as calendar year 2022, there was a significant downturn in their market price, as well as the market price of many technology stocks, including ours. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or any other digital assets we mine.
Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in digital assets or tracking digital asset markets.
We compete with other users and/or companies that are mining Bitcoin and other digital assets and other potential financial vehicles that seek to provide exposure to digital asset prices, including securities backed by, or linked to, digital assets. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in digital assets directly, which could limit the market for our Ordinary shares and reduce their liquidity. In addition, the emergence of other financial vehicles and exchange-traded funds that provide exposure to digital asset prices have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applied to our business and impact our ability to successfully pursue our strategy or operate at all, or maintain a public market for our Ordinary shares.
The global market for Bitcoin and other digital assets is generally characterized by supply constraints that may differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain digital assets are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in digital assets or tracking digital asset markets form and come to represent a significant proportion of the demand for digital assets, large redemptions of the securities of those vehicles and the subsequent sale of Bitcoin by such vehicles could adversely affect Bitcoin prices and therefore affect the value of any Bitcoin inventory we may hold.
Spot Bitcoin exchange traded funds (“BTC ETFs”) were approved for trading in the United States during the first quarter of 2024, marking a watershed event for the digital assets industry. BTC ETFs from eleven issuers were approved by the SEC and began trading that quarter. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products and create more opportunities for institutional and retail investors to invest more directly in Bitcoin and other digital assets that may be more attractive than an investment in our Ordinary shares, and consequently, may have an adverse impact on the price of our Ordinary shares.
Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and harm investors in our Ordinary shares.
Our reliance on third-party mining pool service providers may have an adverse impact on our business.
We are a participant in third-party mining pools. Mining pools allow miners to combine their processing power, increasing their odds of the aggregated processing power solving a block and earning block rewards and transaction fees. Mining pools also provide ancillary services such as dashboard and other monitoring software. The rewards earned by mining pools are collected by the pool operator, which then rewards each miner in the pool proportionally to a miner’s contributed hashrate.
We expect to use Antpool and Foundry as our main mining pool service providers and we are subject to Antpool’s User Service Agreement and Foundry's Pool Terms. There is no prescribed term for services under the User Service

Agreement and Antpool reserves the right to limit, change, suspend or terminate all or part of its services to us at any time. Similarly, we also have the right to terminate our use of Antpool’s services at any time. Terms for Foundry services are covered under Foundry's Pool Terms and allow us and Foundry to terminate our use of the pool at any time. If we were unable to use Antpool’s or Foundry's mining pools in the future, whether it be voluntary or involuntary reasons (including technical issues requiring a temporary or long-term switch between mining pool operators), we have identified F2Pool as a back-up mining pool service provider. Under the material terms of F2Pool’s terms of service, a user can terminate their account at any time and may, at its sole discretion, also terminate a user’s account at any time and would not be liable for any losses caused by such termination or suspension. We may use the services of other mining pools in the future.
Due to the competitiveness of the global mining pool industry, we believe that we will be able to promptly access alternative mining pools, if required. Nevertheless, if Antpool or Foundry, or another pool operator that we rely on, suffers downtime due to a cyberattack, software malfunction or other similar issue, terminates our use of the mining pool, or ceases operations entirely due to increased regulatory restrictions, it will adversely impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately calculate the network’s statistically expected reward for our hashrate, and the global average transaction fees revenue per block. While we may have internal methods of tracking both the hashrate we provide and the network’s statistically expected reward for that hashrate, the mining pool operator uses its own record-keeping to determine our reward. We may have little means of recourse against the mining pool operator if we fail to receive a payout or if we determine the calculation of the reward paid out to us by the mining pool operator is incorrect, other than by leaving the pool. If we are unable to consistently obtain accurate rewards from our mining pool operators, we may not receive accurate block rewards from the pool, with limited recourse to correct these inaccuracies. This could lead us to decide against further participation in a mining pool, or mining pools generally, which may affect the predictability of our mining returns, which could have an adverse effect on our business and operations.
In January 2023, Genesis Global filed for bankruptcy and in August 2024 completed its restructuring and began distribution of approximately $4 billion to its creditors. Genesis Global is owned by Digital Currency Group, Inc., which also owns Foundry, one of the Company’s mining pool providers. While there are no assurances as to the impact of Genesis Global’s bankruptcy on the Company’s business and results of operations, the Company has not experienced any material impacts, and believes that it is not subject to any material risks, arising from its previous exposure to Genesis Global at this time.
In addition, our mining rewards are temporarily held by the operator of the pool until they are distributed to us. During this time, digital assets held by the pool operator may be subject to risk of loss due to theft or loss of private keys, among other things, and distributions of such digital assets from the pool operator to its custodian or other wallets may be intercepted by malicious actors.
If the pool operator ceases to provide services, whether related to a cyberattack, software malfunction or other similar issue, ceases operations entirely due to increased regulatory restrictions or discovers a shortfall in the Bitcoin held by the pool, the revenue that we generated from the pool may never be paid to us, and we may have little means of recourse against the mining pool operator. Even if we joined a different mining pool, there is a risk of short-term impact on our financial performance in making that transition, and a new mining pool would hold similar or additional risks.
Bitcoin will be subject to block reward halving several times in the future and Bitcoin’s value may not adjust to compensate us for the reduction in the block rewards that we receive from our mining activities.
Halving is the process designed to control the overall supply and reduce the risk of inflation in Bitcoin’s proof-of-work consensus algorithm. At a predetermined block, the mining reward is halved. The Bitcoin block reward was initially set at 50 Bitcoin per mined block and this was halved to 25 Bitcoin in November 2012 at block 210,000, again to 12.5 Bitcoin in July 2016 at block 420,000, again to 6.25 Bitcoin in May 2020 at block 630,000, and again to 3.125 Bitcoin in April 2024 at block 840,000. The next halving for Bitcoin is expected in 2028 at block 1,050,000, when the block reward will reduce to 1.5625 Bitcoin. This process will reoccur until the total amount of Bitcoin issued through block rewards reaches 21 million, which is expected to occur around 2140. To date, the total number of Bitcoin which have been issued is approximately 19.7 million. While Bitcoin has had a history of price fluctuations around the halving of its block rewards, there is no guarantee that any price change will be favorable or would compensate for the reduction in the mining reward. If a corresponding and proportionate increase in the trading price of Bitcoin does not follow these halving events, the revenue that we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations.
Bitcoin’s utility may be perceived as a speculative asset, which can lead to price volatility.
Currently, there is a relatively limited use of any digital assets (including Bitcoin) in the retail and commercial marketplace, contributing to price volatility of digital assets. Price volatility undermines any digital asset’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Banks and other established financial institutions may refuse to process funds for digital assets transactions, process wire transfers to or from digital assets exchanges, digital assets-related companies or service providers, or maintain accounts for persons or entities transacting in digital assets. Furthermore, a significant portion of digital assets demand, including demand for Bitcoin, is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. The volatility of Bitcoin may make it unsuitable or undesirable as a long-term store of value.
The relative lack of acceptance of digital assets, including Bitcoin, in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on the value of Bitcoin, and consequently our business, prospects, financial condition and operating results.
Our transactions in digital assets may expose us to countries, territories, regimes, entities, organizations and individuals that are subject to sanctions and other restrictive laws and regulations.
The Office of Foreign Assets Control of the U.S. Department of the Treasury and the U.S. Department of State administer and enforce economic sanctions programs based on foreign policy and national security goals against targeted countries, territories, regimes, entities, organizations and individuals. In the UK: the Foreign, Commonwealth and Development Office is responsible for the UK’s international sanctions policy, including all international sanctions regimes and designations; the Office of Financial Sanctions Implementation (“OFSI”), which is a part of His Majesty’s Treasury, is responsible for ensuring that financial sanctions are properly understood, implemented and enforced (as well as maintaining OFSI’s Consolidated List of Financial Sanctions Targets); the Department for International Trade is responsible for implementing trade sanctions and embargoes, His Majesty’s Revenue & Customs is responsible for enforcing breaches of trade sanctions; and the National Crime Agency is responsible for investigating and enforcing breaches of financial sanctions. In Canada, Global Affairs Canada, the Department of Public Safety and Emergency Preparedness and the Department of Justice, as well as their respective ministers, administer and enforce Canada’s sanctions regime. In Australia, the Department of Foreign Affairs and Trade is the primary department that both administers and enforces the sanctions regime in Australia. These laws and regulations may be implicated by a number of digital assets activities, including investing or trading. Because of the anonymous nature of blockchain transactions, we may not be able to determine the ultimate identity of the individuals with whom we transact when buying or selling digital assets or receiving Bitcoin through mining activities (for example, transaction fees, or rewards from mining pool), and thus may inadvertently engage in transactions with persons, or entities or territories that are the target of sanctions or other restrictions. To the extent government enforcement authorities enforce these, and other laws and regulations that are impacted by blockchain technology, we may be subject to investigation, administrative or court proceedings, and subsequent civil or criminal monetary fines and penalties, all of which could harm our reputation and adversely affect the value of our Ordinary shares.

Regulatory actions in one or more countries could severely affect the right to acquire, own, hold, sell or use Bitcoin or to exchange them for fiat currency.
One or more countries, such as India or Russia, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use Bitcoin or to exchange them for fiat currency. In some nations, including China, it is illegal to accept payment in Bitcoin for consumer transactions and banking institutions are barred from accepting deposits of digital assets. Such restrictions may adversely affect us as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions.
Digital asset trading platforms, wallets and the Bitcoin network may suffer from hacking and fraud risks, which may adversely erode user confidence in Bitcoin, which could adversely affect the price of Bitcoin and our revenues.
Bitcoin transactions are entirely digital and, as with any on-line system, are at risk from hackers, malware and operational glitches. Hackers can target digital asset trading platforms and custody providers to gain access to thousands of accounts and digital wallets where Bitcoin is stored. Bitcoin transactions and accounts are not insured by any type of government program and all Bitcoin transactions are effectively permanent because altering the Bitcoin network's blockchain is prohibitively expensive and such transactions are peer-to-peer without any third-party or payment processor involved which has unilateral control over the Bitcoin network’s ledger. Bitcoin related entities have previously suffered from hacking and cyber-theft which have affected the demand for and price of Bitcoin. Also, the price and exchange of Bitcoin may be subject to fraud risk. While Bitcoin uses private key encryption to verify owners and register transactions, fraudsters and scammers may gain control over a Bitcoin holder's private key in a malicious manner. Future advancements in quantum computing could also potentially break the cryptographic security measures of Bitcoin. All of the above may adversely affect the operation of the Bitcoin network, which would erode user confidence in Bitcoin and could adversely impact our business and ability to monetize the Bitcoin that we mine.
The loss or destruction of any private keys required to access our digital assets may be irreversible. If we, or any third-party with which we store our digital assets, are unable to access our private keys (whether due to a security incident or otherwise), it could cause direct financial loss, regulatory scrutiny and reputational harm.
Digital assets are generally controllable only by the possessor of the unique private key relating to the address with which the digital assets are associated. Private keys must be safeguarded and kept private to prevent a third party from accessing the digital assets held in such a wallet. To the extent that any of the private keys relating to any hot or cold wallets containing our digital assets are lost, destroyed or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet and, in most cases, the private key will not be capable of being restored. The loss or destruction of a private key required to access digital assets may be irreversible. Further, we cannot provide assurance that any wallet holding our digital assets, either maintained directly by us or by an exchange or custodian on our behalf, will not be lost, hacked or compromised. Digital assets, related technologies and digital asset service providers such as custodians and trading platforms have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. As such, any loss or misappropriation of the private keys used by them to control our digital assets due to a hack, employee or service provider misconduct or error, or other compromise could result in significant losses or fines, hurt our brand and reputation, and potentially harm the value of any Bitcoin that we mine or otherwise acquire or hold for our own account, and adversely impact our business. It is also important to note that insurance coverage for digital asset losses may be limited or unavailable due to the unique nature of the assets. This lack of coverage can leave us further exposed to potential losses, underlining the critical importance of safeguarding private keys and digital assets.
Ownership of Bitcoin is pseudonymous, and the supply of accessible Bitcoin is unknown. Individuals or entities with substantial holdings in Bitcoin may engage in large-scale sales or distributions, either on non-market terms or in the ordinary course, which could disproportionately and adversely affect the Bitcoin market, result in a reduction in the price of Bitcoin and materially and adversely affect the price of our Ordinary shares.
There is no registry showing which real-world individuals or entities own Bitcoin or the quantity of Bitcoin owned by any particular real-world person or entity. It is possible, and in fact reasonably likely, that a small group of early Bitcoin adopters hold a significant proportion of the Bitcoin that has been created to date. A number of addresses on the Blockchain network that were active early in the Bitcoin network’s history are and have been dormant for a number of years, with some addresses with material Bitcoin holdings being dormant for over ten years. It is likely that a portion of these dormant addresses were owned by people who have since deceased, or by people who have lost access to their private keys associated with such addresses. As such, a significant number of Bitcoins may be inaccessible forever. To the extent such dormant addresses, or other large holders of Bitcoin, are owned by individuals with access to such addresses who wish to sell their Bitcoin, there are no regulations in place that would prevent a large holder of Bitcoin from selling Bitcoin it holds. To the extent such large holders of Bitcoin engage in large-scale sales or distributions, either on non-market terms or in the ordinary course, it could adversely affect the Bitcoin market and result in a reduction in the price of Bitcoin. This, in turn, could materially and adversely affect the price of our Ordinary shares, our business, prospects, financial condition and operating results.
Incorrect or fraudulent Bitcoin transactions may be irreversible and may negatively impact the Company’s results of operation and financial condition.
Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the Bitcoin from the transaction. In theory, Bitcoin transactions may be reversible with the control or consent of a majority of the processing power on the network, however, we do not now, nor is it feasible that we could in the future, possess sufficient processing power to effect this reversal unilaterally, nor is it likely that sufficient consensus on the relevant network could or would be achieved to enable such a reversal. Once a transaction has been verified and recorded in a block that is added to the Bitcoin network, an incorrect transfer of Bitcoin or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our Bitcoin could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that we are unable to recover our losses from or seek redress for such action, error or theft, such events could result in significant losses, hurt our brand and reputation, and adversely impact our business.
The open-source structure of the Bitcoin network protocol may result in inconsistent and perhaps even ineffective changes to the Bitcoin protocol. Failed upgrades or maintenance to the protocol could damage the Bitcoin network, which could adversely affect our business and the results of our operations.
The Bitcoin network operates based on an open-source protocol maintained by contributors. As an open-source protocol, Bitcoin is not represented by an official organization or authority. As the Bitcoin protocol does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin protocol and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Issues with the Bitcoin network could result in decreased demand or reduced prices for Bitcoin, thus impacting our ability to monetize the Bitcoin we mine in accordance with our financial projections, and also reducing the total number of transactions for which mining rewards and transaction fees can be earned.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by GAAP, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the PCAOB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there have been limited precedents for the financial accounting of digital assets and related valuation and revenue recognition, and no official guidance has been provided by the PCAOB or the SEC, as to Bitcoin miners. As such, there remains significant uncertainty on how Bitcoin miners can account for digital assets, transactions involving digital assets and related revenue. Uncertainties in or changes to regulatory or financial accounting standards or interpretations by the SEC, particularly as they relate to the Company and the financial accounting of our Bitcoin-related operations, could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, financial condition and our ability to raise capital.
Risks Related to Third Parties
There can be no assurance that we will succeed in establishing and maintaining a customer base for our HPC and AI services business, that we will be successful in generating a recurring stream of revenue from that business or whether we can provide the right combination of HPC and AI services.
Our growth strategy includes expanding and diversifying our revenue sources into new markets, and we are continuing to diversify into HPC and AI services pursuant to that strategy. The success of our expansion into HPC and AI services is dependent, in part, on our ability to establish and maintain a customer base that generates recurring revenues. As an emerging player in an established industry, our experience in developing and offering HPC and AI services is limited relative to incumbent operators. As a result, our customer acquisition efforts may not be successful or may take longer than anticipated, and we may incur higher costs than anticipated in acquiring customers. To the extent we are not able to enter into contracts with respect to our available HPC and AI services, our services will not be fully utilized, potentially for an extended period of time, and we will generate less revenue from our HPC and AI services business than anticipated.
Further, the sales cycle to acquire and retain HPC and AI customers may be unpredictable and longer than expected and may require material time and expense. Our direct sales team develops relationships with our customers, and works on account penetration, account coordination, sales, and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will lead to customer commitments. Large enterprises in particular, often undertake a significant evaluation process that further lengthens our sales cycle. As a result, it is difficult to predict whether and when a contract will be completed. The failure of our efforts to secure HPC and AI services customers after investing resources in a lengthy sales process would adversely affect our business, operating results, financial condition, and future prospects.
Even if we are able to contract all or a portion of our available capacity for HPC and AI services, customers may prefer to enter into more flexible and short-term arrangements with us, particularly if we are not able to compete effectively to assure potential customers as to the reliability of our HPC and AI services. While market practice continues to evolve, many contracts in the broader market for HPC and AI services are of a shorter in duration. We currently have a variety of contracts with existing customers with terms ranging from month to month up to three years, and we expect many of our future contracts will have similar terms. As a result, there can be no assurance that customers of our HPC and AI services will enter into long-term service contracts with us, or that we will be able to generate or maintain a recurring stream of revenue from HPC and AI services. Further, there can be no assurance that such customers will renew or sign a further contract when their current contract expires. If we fail to successfully market our HPC and AI services and retain and attract existing and new customers, then we may not be able to achieve or maintain high utilization rates for our GPU and potential success of our HPC and AI services business may be less than we anticipate. In particular, the revenue that we generate from our HPC and AI services may be less than we anticipate and may be more variable from period-to-period than we anticipate. As a result, we may be unable to generate a stable and recurring stream of revenue from HPC and AI services, and any such revenues may fluctuate significantly. Any of the foregoing could have an adverse impact on our business, operating results, financial condition and future prospects.
Customers for our HPC and AI services may also have the right to terminate agreements with us in certain circumstances. For example, our customer contracts relating to HPC and AI services may include certain service level and other contractual obligations, and our customers may have the right to terminate their contracts if we fail to meet such obligations. There can be no assurance that we will be able to replace any customers that terminate their contracts with us on a timely basis or at all, in which case our available capacity for HPC and AI services will not be fully utilized, potentially for an extended period of time, and we may generate less revenue from our HPC and AI services business than anticipated.
Our HPC and AI services have and may continue to have a significant customer concentration, and we are exposed to counterparty credit risk with respect to our customers.
We have limited operating history for our HPC and AI services, and we currently generate a large portion of our HPC and AI services revenue from a small number of customers. We expect that a limited number of customers may continue to account for a high proportion of our HPC and AI services revenue in future. Further, while we aim to diversify our customer base, many of our HPC and AI customers are in their early stages and/or private companies, predominantly operating in the AI sector, that may have increased risk of insolvency, bankruptcy or other issues impacting their creditworthiness. Our limited number of customers, the nature of our customers, and the concentration of our customer base in the AI sector increases risks related to the financial condition of our customers. Many factors, including global economic conditions, demand for AI-related services, and other market or macro events, may cause our HPC and AI customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and their ability and/or willingness to comply with their contractual obligations to us. The deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. Moreover, factors impacting the AI sector or early stage companies more generally may adversely impact a large portion of our customers at the same time, which would exacerbate such risks.
If a subset or all of our customers were to experience a decline in revenue, a loss due to unforeseen circumstances, or otherwise experience a downturn in their business for any reason, or if they otherwise decide to discontinue the use of our HPC and AI services, we may be compelled to offer more flexible terms, lower our prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operating results. Further, such developments could also result in our customers failing to comply with their contractual obligations, resulting in defaults by such customers under the contracts with us.
There can be no assurance that we will be able to replace customers if they default or we terminate their contracts prior to expiration, in which case the utilization of our GPUs may be adversely impacted. As a result, the revenue we generate from our HPC and AI services may be less than we anticipate and may be more variable from period-to-period than we anticipate. Any of the foregoing could have an adverse impact on our business, prospects and operations. Additionally, if a customer becomes a debtor in a case under the U.S. Bankruptcy Code, our claim against the customer for unpaid and future contractual payments would be subject to a statutory cap that might be substantially less than the amounts actually owed to us.

We may enter into contracts with customers for HPC and AI services that could subject us to significant liability.
Our business strategy with respect to HPC and AI services includes entering into contracts with customers for the provision of data center capacity, which could also include the provision of power, equipment, environmental controls, physical security and connectivity products. Given we are new participants in an industry with other established competitors, our experience in providing such services, structuring such arrangements and negotiating such contracts is limited relative to such competitors, and there can be no assurance that we will be successful in executing this strategy.
Even if we are successful in entering into contracts for the provision of such HPC and AI services, such contracts would typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost to us in the event of failure to meet such provisions. For example, under certain types of arrangements for HPC and AI services, such as for Colocation Services, customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered such customers whether as a result of our breach of an agreement or otherwise.If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.
We may also develop data center space specifically for such HPC and AI services pursuant to agreements signed prior to beginning or early in the development process. If we fail to meet our development obligations under those agreements, the customer may be able to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the data center space. If we are not able to develop and complete an HPC and AI services data center in a timely manner, or if development costs are higher than we currently estimate, our financial condition, results of operations and cash flow could be materially adversely affected.
Additionally, a customer’s decision to enter into a contract for HPC and AI services typically involves a significant commitment of resources and due diligence on both the part of us and our customers regarding our services. As a result, we may expend significant time and resources in pursuing a particular transaction that may not result in revenue. Economic conditions, including market downturns, the implementation of new tariffs and more restrictive trade regulations and interest rates may impact customers’ ability to plan future business activities, which could cause customers to slow spending or delay decision-making. Our inability to adequately manage the risks associated with these developments may adversely affect our business, financial condition and results of operations.
Banks, financial institutions, insurance providers and other counterparties may fail, may not provide relevant goods and services including bank accounts, or may cut off certain banking or other goods and services, including to digital assets investors or businesses that engage in Bitcoin-related activities or that accept Bitcoin as payment.
We may be harmed by the loss of any third-party banking partners. As a result of the many regulations and regulatory uncertainties applicable to digital assets, the risks of digital assets generally, and pressure from their regulators, many financial institutions have decided, and others may in the future decide or be forced, to not provide bank accounts or access to bank accounts, payment services or other financial services to companies providing digital asset related services. A number of such companies have had their existing bank accounts closed by their banking partners. Any inability to procure or keep banking services would have a material and adverse effect on us. Similarly, continued general banking difficulties may decrease the utility or value of digital assets or harm public perception of these assets.
For example, in March 2023, Silicon Valley Bank and Signature Bank were placed into receivership. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Following these events, a number of companies that provide digital asset-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Although these events did not have a material impact on us, it is possible that a future closing of a bank with which we have a financial relationship could subject us to adverse conditions and pose challenges in finding an alternative suitable bank to provide us with bank accounts and banking services.
Consequently, if we cannot maintain sufficient relationships with the third-party banking partners that provide these services, banking regulators restrict or prohibit banking of digital asset businesses, or these banking partners impose significant operational restrictions, then it may be difficult for us to find alternative banking partners, which may result in a disruption of our business and have an adverse effect on our reputation, business, financial condition and results of operations.
We may temporarily store our Bitcoin on digital asset trading platforms which could subject our Bitcoin to the risk of loss or access.
Although we generally sell our mined Bitcoin on a daily basis, we may temporarily store all or a portion of our Bitcoin on various digital asset trading platforms which requires us to rely on the security protocols of these digital asset trading platforms to safeguard our Bitcoin. No security system is perfect and digital asset trading platforms have in the past been subject to hacks resulting in the loss of businesses’ and customers’ digital assets. Such digital asset trading platforms may not be well capitalized and may not have adequate insurance necessary to cover any loss or may not compensate for loss where permitted under the laws of the relevant jurisdiction. Furthermore, in the event of a digital asset trading platform’s financial troubles and insolvency, the legal status of any Bitcoin custodied by that digital asset trading platform or any other entity that custodies our Bitcoin, even on a temporary basis, is unclear. In addition, malicious actors may be able to intercept our Bitcoin when we transact in or otherwise transfer our Bitcoin or while we are in the process of selling our Bitcoin via such digital asset trading platforms. Digital asset trading platforms have been a target for malicious actors in the past, and, given the growth in their size and their relatively unregulated nature, we believe these digital asset trading platforms may continue to be targets for malicious actors. An actual or perceived security breach or data security incident at any of the digital asset trading platforms with which we have accounts could harm our ability to operate, result in loss of our assets, damage our reputation and/or adversely affect the market perception of our effectiveness, all of which could adversely affect the value of our Ordinary shares.
Disruptions at over-the-counter (“OTC”) trading desks and potential consequences of an OTC trading desk’s failure could adversely affect our business. We may be required to, or may otherwise determine it is appropriate to, switch to an alternative digital asset trading platform and/or custodian.
There are a limited number of OTC (i.e. non-exchange) traders with which we may transact to convert our Bitcoin to fiat currencies, as applicable. A disruption at or withdrawal from the market by any such OTC trading desk may adversely affect our ability to purchase or sell Bitcoin, which may adversely impact our business and operations. A disruption at one or more OTC trading desks will reduce liquidity in the market and may adversely impact our ability to monetize our mined Bitcoin. If we are unable to access our preferred OTC trading desks, we may not be able to liquidate our Bitcoin at favorable prices, or we may be subject to unfavorable trading fees and associated costs.
We currently transfer the Bitcoin we mine to Kraken on a daily basis, which is then exchanged for fiat currency on the Kraken exchange or via its OTC trading desk on a daily basis. We currently aim to withdraw fiat currency proceeds from Kraken on a daily basis, utilizing Etana Custody, a third-party custodian, to facilitate the transfer of such proceeds to one or more of our banks or other financial institutions. We have onboarded Coinbase as an alternative digital asset trading platform to liquidate Bitcoin that we mine, although we have not utilized the Coinbase platform as of June 30, 2025. If Kraken, Coinbase, Etana Custody or any such other digital asset trading platform or custodian suffers excessive redemptions or withdrawals of digital assets or fiat currencies, or suspends redemptions or withdrawals of digital assets or fiat currencies, as applicable, any Bitcoin we have transferred to such platform that has not yet been exchanged for fiat currency, as well as any fiat currency that we have not yet withdrawn, as applicable, would be at risk. See “—Digital asset trading platforms for Bitcoin may be subject to varying levels of regulation, which exposes our digital asset holdings to risks.”

In addition, if any event were to occur with respect to any of the digital asset trading platforms or custodians we utilize to liquidate the Bitcoin we mine, that requires us to, or causes us to otherwise determine it is appropriate to, or if for any reason we decide to, switch to an alternative digital asset trading platform and/or custodian, as applicable, during any intervening period in which we are switching digital asset trading platforms and/or third-party custodians, we could be exposed to credit risk with respect to any Bitcoin or fiat currency held by them. In addition, we could be exposed to fluctuations in the value of Bitcoin with respect to the Bitcoin that we mine during such period or that was previously mined but has not yet been exchanged for fiat currency. Additionally, during any intervening period in which we are switching digital asset trading platforms and/or custodians, we could be exposed to credit risk with respect to any Bitcoin or fiat currency held by them. The costs associated with switching digital asset trading platforms and/or third-party custodians could adversely affect our business and the results of our operations.
Risks Related to Regulations and Regulatory Frameworks
The regulatory environment regarding digital assets and digital asset mining is in flux, and we may become subject to changes to and/or additional laws and regulations that may limit our ability to operate.
As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Bitcoin in particular may have an adverse impact on our business, prospects and operations. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to criminal investigations, SEC enforcement actions and other regulatory activity across the digital asset ecosystem.
There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States.
It is difficult to predict whether, or when, the CLARITY Act or another Bill that would regulate digital asset markets and digital asset trading platforms may become law or whether any new law will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and Bitcoin specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business and operations.
Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of digital assets. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-

neutral strategies for acquiring additional Bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the Department of Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. Government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of various digital assets in the expectation of the U.S. government acquiring those digital assets to fund such reserve, and the market price of some digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities may negatively and significantly impact the price of digital assets.
Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the EU’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list and Blocked Persons List, though it has since removed the Tornado Cash smart contracts from this list. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (“CVC”) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a cofounder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. Additional regulatory action with respect to privacy-enhancing digital assets and protocols is possible in the future.
Certain of our subsidiaries are currently subject to audits by the Canadian Revenue Agency and have raised an appeal in tax court relating to GST/HST collectible by certain of our subsidiaries and “input tax credits” that may be available to IREN. The outcome of such audits and appeal could reduce the amount of certain input tax credits we are able to recover for certain historical periods as well as going forward. See Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for further information.
As digital assets have grown in both popularity and market size, governments around the world have reacted differently. Certain governments have deemed digital assets illegal or have severely curtailed the use of digital assets by prohibiting the acceptance of payment in Bitcoin and other digital assets for consumer transactions, barring banking institutions from accepting deposits of digital assets, or introducing punitive taxes on digital asset transactions. Other nations, however, allow digital assets to be used and traded without restriction. In some jurisdictions, such as in the United States, digital assets and products and services in the digital asset markets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. There is a risk that relevant authorities in any jurisdiction may impose more onerous regulation on Bitcoin, for example banning its use, regulating its operation, or otherwise changing its regulatory treatment. Such changes may introduce a cost of compliance, or have a material impact on our business model, and therefore our financial performance and shareholder returns. If the use of Bitcoin is made illegal in jurisdictions where Bitcoin is currently traded in heavy volumes, the available market for Bitcoin may contract. For example, on September 24, 2021, the People’s Bank of China announced that all activities involving digital assets in mainland China are illegal, which corresponded with a decrease in the price of Bitcoin. If another government with considerable economic power were to ban digital assets or related activities, this could have further impact on the price of Bitcoin. As a result, the markets and opportunities discussed in this Annual Report on Form 10-K may not reflect the markets and opportunities available to us in the future.
Digital asset trading platforms and mining pools may also be subject to increased regulation and there is a risk that increased compliance costs are passed through to users, including us, as we exchange Bitcoin earned through our mining activities. There is a risk that a lack of stability in digital asset trading platforms and the closure or temporary shutdown of digital asset trading platforms and/or mining pools which we utilize due to fraud, business failure, hackers or malware, or government-mandated restrictions may reduce confidence in the Bitcoin network and result in greater volatility in or suppression of Bitcoin’s value and consequently have an adverse impact on our operations and financial performance. Digital asset trading platforms and mining pools typically offer a number of services, in addition to their core services. There is a risk that regulation or enforcement actions targeting digital asset trading platforms’ or mining pools’ non-Bitcoin activity could disrupt their Bitcoin-related services that we rely on.
We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and materially and adversely impact our business. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategies at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any digital assets we plan to hold or expect to acquire for our own account.
Our business and financial condition may be materially adversely affected by changes to and/or increased regulation of energy sources.
We target markets with high levels of renewable energy penetration and our energy is sourced from clean or renewable sources and through the purchase of RECs. Regulatory constraints placed on energy-intensive industries may restrict or ban the operation of, or increase the cost of operating, data centers and Bitcoin mining or HPC and AI services. Governmental authorities have and may continue to pursue and implement legislation and regulation that seeks to limit the amount of greenhouse gas produced from electricity generation, which could adversely affect our ability to source electricity from fossil fuel-fired electric generation in a potentially material manner. Potential increases in costs arising from compliance and environmental monitoring may adversely affect our operations and financial performance, as well as our ability to maintain our strategy of striving to power our operations with 100% renewable energy, including through the purchase of RECs. Additionally, we rely on the purchase of RECs for 100% of our renewable energy in Texas, all of which we purchase through RECs brokers. In British Columbia, we rely on the purchase of RECs for approximately 2% of our renewable energy, all of which is purchased from RECs brokers. If our existing REC brokers were to stop selling RECs to us or otherwise limit the sale thereof, we would have to incur additional expense and resources to obtain sufficient RECs to maintain 100% renewable energy sources across our operations, particularly in Texas, where we rely on the purchase of RECs for 100% of our renewable energy, and the cost of purchasing RECs from other sources may be higher. If we are unable to procure RECs from an alternative source on acceptable terms or at all, our business, results of operations and financial condition could be adversely impacted. See also ““—Risks Related to Our Business—Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our operations and financial performance,” “—Bitcoin mining and HPC and AI services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power,” and “—Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to Bitcoin miners or HPC and AI service providers, including us, or Bitcoin mining or HPC and AI services generally.”

If we were deemed an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, results of operations and financial condition.
An issuer will generally be deemed to be an “investment company” for purposes of the 1940 Act if:
•it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•it is an inadvertent investment company because, absent an applicable exemption, (i) it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, or (ii) it owns or proposes to acquire investment securities having a value exceeding 45% of the value of its total assets (exclusive of U.S. government securities and cash items) and/or more than 45% of its income is derived from investment securities on a consolidated basis with its wholly owned subsidiaries.
We believe that we are not and will not be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not hold ourselves out as being engaged in those activities. We intend to hold ourselves out as a data center and Bitcoin mining business. Accordingly, we do not believe that we are an “orthodox” investment company as defined in Section 3(a)(1)(A) of the 1940 Act and described in the first bullet point above. Furthermore, we believe that, on a consolidated basis, less than 45% of our total assets (exclusive of U.S. government securities and cash items) are composed of, and less than 45% of our income is derived from, assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 45% tests in Rule 3a-1 of the 1940 Act as described in the second bullet point above. In addition, we believe that we are not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business.
More specifically, Rule 3a-1 under the 1940 Act generally provides that an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if: (a) it does not hold itself out as being engaged primarily, and does not propose to engage primarily, in the business of investing, reinvesting or trading securities and (b) consolidating the entity’s wholly-owned subsidiaries (within the meaning of the Investment Company Act), no more than 45% of the value of its assets (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity and securities issued by qualifying companies that are controlled primarily by such entity. IREN Limited ’s assets, consolidated with its wholly-owned subsidiaries (within the meaning of the 1940 Act), consist primarily of property, plant and equipment, right-of-use assets, goodwill, deferred tax assets, mining hardware prepayments and other assets that we believe would not be considered securities for purposes of the 1940 Act. We also believe that the primary source of income of IREN Limited is properly characterized as income earned in exchange for the provision of services. Therefore, we believe that, consolidating IREN Limited ’s wholly-owned subsidiaries (within the meaning of the 1940 Act), no more than 45% of the value of its assets (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of IREN Limited and securities issued by qualifying companies that are controlled primarily by IREN Limited . Accordingly, we do not believe IREN Limited is an investment company by virtue of the 45% test in Rule 3a-1 under the 1940 Act as described in clause (ii) in the second bullet point above.
Accordingly, we believe that on a consolidated basis less than 45% of our total assets (exclusive of U.S. government securities and cash items) are composed of, and less than 45% of our income is derived from, assets that could be considered investment securities and we do not believe that we are, or will be, deemed to be an investment company.

Furthermore, while certain digital assets may be deemed to be securities, we do not believe that certain other digital assets, in particular Bitcoin, are securities. Our mining activities currently focus on Bitcoin, which we believe should not be treated as an investment security for purposes of the 1940 Act. Therefore, to the extent we hold assets in Bitcoin, we believe that such assets would not constitute investment securities for purposes of the 45% tests in Rule 3a-1 of the 1940 Act as described in clause (ii) in the second bullet point above. However, although the SEC and courts are providing increasing guidance on the treatment of digital assets for purposes of federal securities law, this continues to be an evolving area of law. Previous statements by the SEC that Bitcoin should not be considered a security are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court. Therefore, it is possible that the SEC or a court could take a position that Bitcoin constitutes an investment security for purposes of the 1940 Act, which might require us to register as an investment company.
In order to stay within the limits described above, we may need to take certain measures, which may include acquiring assets with our cash, liquidating our investment securities or seeking no-action relief or exemptive relief from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.
If we were to be wrong with regard to our analysis under Rule 3a-1 under the 1940 and also if we were to be deemed an inadvertent investment company, we may seek to rely on Rule 3a-2 under the 1940 Act, which may be used no more than once every three years and which allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (b) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that we will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates, ability to compensate key employees, and our ability to raise money in the U.S. capital markets and from U.S. lenders or to have our shares listed on a U.S. stock exchange, could make it impractical for us to continue our business as currently conducted and/or impair the agreements and arrangements between and among us and our senior management team. Compliance with the requirements of the 1940 Act applicable to registered investment companies may make it difficult for us to continue our current operations or our operations as a company that is engaged in the business of developing data center infrastructure and in activities related to Bitcoin mining, and this would materially and adversely affect our business, financial condition and results of operations.
If we were required to register as an investment company but failed to do so, the consequences could be severe. Among the various remedies it may pursue, the SEC may seek an order of a court to enjoin us from continuing to operate as an unregistered investment company. In addition, all contracts that we have entered into in the course of our business, including securities that we have offered and sold to investors, will be rendered unenforceable except to the extent of any equitable remedies that might apply. An affected investor in such case may pursue the remedy of rescission.
If regulatory changes or interpretations of our activities require us to register under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material adverse effect on our business and the results of its operations.
Certain digital assets including Bitcoin are treated as “money” by FinCEN, and businesses engaged in the transfer of money or other payments services are subject to registration and licensure requirements at the U.S. federal level and also under similar U.S. state laws as a money transmitter. While FinCEN has issued guidance that digital asset mining, without engagement in other activities, does not require registration and licensure with FinCEN, this could be subject to change as FinCEN and other regulatory agencies continue their scrutiny of the Bitcoin network and digital assets generally. To the extent that our business activities cause us to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.
To the extent that our activities would cause us to be deemed a “money transmitter” or equivalent designation, under state law in any state in which we may operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, including implementing a know-your-counterparty program and transaction monitoring, maintenance of certain records and other operational requirements. Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to “money services businesses” and “money transmitters,” such as monitoring transactions and blocking transactions, because of the nature of the Bitcoin network. If it is deemed to be subject to and determined not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate.
The application of the Commodity Exchange Act and the regulations promulgated thereunder by the U.S. Commodity Futures Trading Commission to our business is unclear and is subject to change in a manner that is difficult to predict. To the extent we are deemed to be or subsequently become subject to regulation by the U.S. Commodity Futures Trading Commission in connection with our business activities, we may incur additional regulatory obligations and compliance costs, which may be significant.
The CFTC has taken the position that Bitcoin falls within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936, as amended (the “CEA”), and the regulations promulgated by the CFTC thereunder (“CFTC Rules”). As a result, the CFTC has taken the position that it has general enforcement authority to police against manipulation and fraud in the spot markets for Bitcoin. From time to time, manipulation, fraud and other forms of improper trading by other participants involved in the markets for Bitcoin and other digital assets have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies and civil litigation. Such investigations, inquiries, enforcement actions and litigation may cause adverse publicity for Bitcoin and other digital assets, which could adversely impact mining profitability.
In addition to the CFTC’s general enforcement authority to police against manipulation and fraud in spot markets for Bitcoin and other digital asset commodities, the CFTC has regulatory and supervisory authority with respect to commodity futures, options, and/or swaps (“Commodity Interests”) and certain transactions in commodities offered to retail purchasers on a leveraged, margined, or financed basis. Although we do not currently engage in such transactions, changes in our activities, the CEA, CFTC Rules, the interpretations and guidance of the CFTC, or future legislative changes to the CFTC’s jurisdiction may subject us to additional regulatory requirements, licenses and approvals which could result in significant increased compliance and operational costs. For example, a number of bills introduced in Congress would give the CFTC expanded jurisdiction over digital assets, including general authority to regulate digital asset spot markets and their participants.
Furthermore, trusts, syndicates and other collective investment vehicles operated for the purpose of trading in Commodity Interests may be subject to regulation and oversight by the CFTC and the NFA as “commodity pools.” If our mining activities or transactions in Bitcoin and other digital assets were deemed by the CFTC to involve Commodity Interests and the operation of a commodity pool for the Company’s shareholders, we could be subject to regulation as a commodity pool operator and required to register as such. Such additional registrations may result in increased expenses, thereby materially and adversely impacting an investment in our Ordinary shares. If we determine it is not practicable to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in our business.
While we are not aware of any provision of the CEA or CFTC Rules currently applicable to the mining of Bitcoin and other digital assets, this is subject to change. We cannot be certain how future changes in legislation, regulatory developments, or changes in CFTC interpretations and policy may impact the treatment of digital assets and the mining of digital assets. Any resulting requirements that apply to or relate to our mining activities or our transactions in Bitcoin and digital assets may cause us to incur additional extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in our Ordinary shares.
As we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations and policies across a variety of jurisdictions will increase and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities.
We currently operate in three countries - Australia, Canada and the United States - and therefore are subject to relevant laws and regulations in each jurisdiction. Laws regulating financial services, the internet, mobile technologies, digital assets and related technologies in Australia, Canada, the United States and other jurisdictions often impose different, more specific, or potentially conflicting obligations, as well as broader liability, on us. At the same time, we may also be required to comply with sanctions and export controls and counterterrorism financing laws and regulations in Australia, Canada, the United States and other jurisdictions around the world.
Regulators worldwide frequently study each other’s approaches to the regulation of digital assets such as Bitcoin. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments with respect to specific digital asset transactions or operations in one jurisdiction may be extended to additional transactions or operations and/or other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction may be magnified by the potential that they may be replicated in other jurisdictions, affecting our business in another jurisdiction or involving another aspect of our operations. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our business in order to comply with such divergent regulations. These risks are heightened as we face increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.
The complexity and ongoing development of U.S. federal and state, Australian, Canadian and other international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our analysis concluding that certain activities are currently unregulated, such activities may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory and legal scrutiny which could lead to sanctions, cease and desist orders, or other penalties and censures that could significantly and adversely affect our continued operations and financial condition.
Bitcoin’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize Bitcoin, we may be subject to regulatory scrutiny, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition. Furthermore, a determination that Bitcoin is a “security” may adversely affect the value of Bitcoin and our business.

The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that may evolve over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security, although it is generally believed that the SEC does not view Bitcoin as a security. Furthermore, the SEC’s views in this area have evolved over time and between administrations and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff.
With respect to all other digital assets, there is no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset could be deemed a security under applicable laws. Federal court cases have been inconsistent in their application of the applicable legal test.
Any enforcement action by the SEC or any international or state securities regulator or a claim by a private plaintiff asserting that Bitcoin is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of Bitcoin, as well as our business. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States, Australia, Canada and elsewhere through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars, Australian dollars, Canadian dollars and other currencies.
In addition, to the extent the SEC or its staff, or a state regulatory agency allege, or a federal court finds that Bitcoin is a security, we may be required to adjust our strategy or assets accordingly. There can be no assurance that we will be able to maintain our exclusion from registration as an investment company under the 1940 Act. In addition, continuously seeking to avoid the need to register under the 1940 Act may limit our ability to engage in Bitcoin mining operations or otherwise make certain investments, and these limitations could result in our holding assets we may wish to sell or selling assets we may wish to hold, which could materially and adversely affect our business, financial condition and results of operations.
Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We operate an international business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, Canadian Corruption of Foreign Public Officials Act, section 70.2 of the Australian Criminal Code and other applicable anti-corruption and anti-money laundering laws in countries in which we conduct activities. The FCPA prohibits providing, offering, promising, or authorizing, directly or indirectly, anything of value to government officials, political parties, or political candidates for the purpose of obtaining or retaining business or securing any improper business advantage. The provisions of the UK Bribery Act extend beyond bribery of government officials and create offenses in relation to commercial bribery including private sector recipients. The provisions of the UK Bribery Act also create offenses for accepting bribes in addition to bribing another person. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. The Canadian Corruption of Foreign Public Officials Act prohibits directly or indirectly giving, offering, or agreeing to give or offer any form of advantage or benefit to a foreign public official to obtain an advantage in the course of business. The Act also prohibits engaging in certain accounting practices where those practices are employed in order to bribe a foreign public official or conceal a bribe. Section 70.2 of the Australian Criminal Code prohibits providing, offering, or promising a benefit or causing a benefit to be provided when the benefit is not legitimately due to the person with the intention of influencing a foreign public official in the exercise of their official duties to obtain or retain a business or business advantage.
In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA, the UK Bribery Act, Canadian Corruption of Foreign Public Officials Act, section 70.2 of the Australian Criminal Code and other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, contractors, agents or other partners or representatives fail to comply with these laws, and governmental authorities in Australia, the United States, Canada, the UK and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could have a material adverse effect on our business, reputation, operating results, prospects and financial condition.
We have implemented anti-corruption policies, and will be conducting appropriate training, designed to foster compliance with these laws, including the FCPA, the UK Bribery Act, Canadian Corruption of Foreign Public Officials Act, section 70.2 of the Australian Criminal Code and other applicable laws and regulations. However, our directors, officers, employees, contractors, agents and other partners to which we outsource certain of our business operations may nevertheless take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, operating results, prospects and financial conditions.
Any violation of the FCPA, the UK Bribery Act, Canadian Corruption of Foreign Public Officials Act, section 70.2 of the Australian Criminal Code and other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA and the Canadian Corruption of Foreign Public Officials Act, suspension or debarment from U.S. and Canadian government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, prospects and financial condition. In addition, responding to any enforcement action or internal investigation related to alleged misconduct may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We and our third-party service providers and customers may fail to adequately secure or maintain the confidentiality, integrity or availability of the data we hold or detect any related threats, and may experience other security incidents that result from deliberate attacks or unintentional events, any of which could disrupt our normal business operations and our financial performance and adversely affect our business.
Our business operations and reputation depend on our ability to maintain the confidentiality, integrity and availability of data, digital assets and systems related to our business, suppliers, proprietary technologies, processes and intellectual property. We and our business and commercial partners, including customers, rely extensively on third-party service providers’ information technology (“IT”) systems, including renewable energy infrastructure, cloud-based systems and on-premises servers (i.e. data centers), to record and process transactions and manage our operations, among other matters.
We and our third-party service providers, partners, collaborators and customers may in the future experience failures of, or disruptions to, IT systems and may be subject to attempted and successful security breaches or data security incidents. Security breaches or data security incidents experienced by us or our third-party service providers, manufacturers, joint collaborators or other business or commercial partners can vary in scope and intent from breaches resulting from unintentional events to economically-driven attacks to malicious attacks targeting our key operating systems with the intent to misappropriate, disrupt, disable or otherwise cripple our operations and service offerings. This can include any combination of phishing attacks, malware, ransomware attacks or viruses targeted at our key systems and IT systems as well as those of our third-party service providers, and such attacks may arise from internal sources (for example, employees, contractors, service providers, suppliers and operational risks) or external sources (for example, nation states, terrorists, hacktivists, competitors and acts of nature). Such threats are prevalent, increasing in frequency, evolving in nature, becoming increasingly difficult to detect and may increase in frequency and effectiveness, including through the use of AI/ML. In addition, if any of our employees, contractors, consultants, vendors or service providers use any third-party AI/ML-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with AI/ML systems, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures, including those governing the use of AI/ML in our business.
Certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target, and we may not be able to implement adequate preventative measures. Other attacks may be caused in a manner that does not require unauthorized access to our IT systems, such as denial of service attacks on websites with the intention of making network services unavailable to intended users. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means. A successful security breach or security incident may target us directly, or indirectly target or impact us through our third-party service providers, manufacturers, joint collaborators or other business or commercial partners. A security breach or other security incident at a third-party service provider’s location or ours, or within a third-party service provider’s systems or ours, could affect our control over personal or confidential information or adversely impact our operations and ability to earn revenue.
The inadvertent disclosure of or unauthorized access to IT systems, networks and data, including personal information, confidential information and proprietary information, may adversely affect our business or our reputation and could have a material adverse effect on our financial condition. In addition, undiscovered vulnerabilities in our products, equipment or services could expose us to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products, equipment services and business. In the case of such a security breach, security incident or other IT failure, we may suffer damage to our key systems and experience (i) interruption in our services, (ii) loss of ability to control or operate our equipment, (iii) misappropriation of personal data and (iv) loss of critical data that could interrupt our operations, which may adversely impact our reputation and brand and expose us to increased risks of violation of applicable law (for example, personal data protection laws), governmental and regulatory investigation and enforcement actions, private litigation or other liability, including potentially significant financial losses, regulatory fines and penalties, extortion, threats and reimbursement and other compensation costs, any of which could adversely affect our business. In addition, substantial costs may be incurred to investigate, remediate and prevent cybersecurity incidents.
A security breach may also trigger mandatory data breach notification obligations under applicable privacy and data protection laws, which, if applicable, could lead to widespread adverse publicity and a loss in confidence regarding the effectiveness of our data security measures. Furthermore, mitigating the risk of future attacks or IT systems failures have resulted, and could in the future result, in additional operating and capital costs in systems technology, personnel, monitoring and other investments. Therefore, in the event of any such actual or potential incidents, our costs and resources diverted and any impacted assets may not be partially or fully recoverable. Most of our sensitive and valuable data, including digital assets, are stored with third-party custodians and service providers. Therefore, we rely on the digital asset community to optimize and protect sensitive and valuable data, confidential information and identify vulnerabilities. There can be no guarantee that these measures and the work of the digital asset developer community will identify all vulnerabilities, errors and defects, or will identify and resolve all vulnerabilities, errors and defects prior to a malicious actor being able to utilize them. Any actual or perceived security breach at any of those third-party custodians and service providers could lead to theft or irretrievable loss of our fiat currencies or digital assets, which may or may not be covered by insurance maintained by us or our third-party custodians or service providers.

In addition, our strategy to expand and diversify of our revenue sources and expand into additional markets such as HPC and AI services or hosting may expose us to additional risks related to cybersecurity. In particular, our strategy of focusing on HPC and AI services or potential hosting involves us allowing customers to utilize our data centers, which represents a departure from our current self-mining operating model and introduces additional cybersecurity risks, even with multi-tenancy security measures in place. The increased complexity of managing access controls and isolating customer environments can lead to potential vulnerabilities and create opportunities for unauthorized access, data breaches or other cybersecurity incidents. Additionally, the risk profile of each customer may vary, and threats or compromises affecting one tenant could potentially impact others. Constant vigilance, robust security protocols, regular audits, and collaboration with customers on cybersecurity best practices are essential to help to mitigate these risks and maintain the integrity and confidentiality of data within a shared data center environment. Our failure to effectively maintain such measures may adversely impact our operations and ability to earn revenue.
We are subject to governmental regulation and other legal obligations related to data privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.
We collect and process data, including personal, financial and confidential information about individuals, including our employees and business partners and may obtain or process personal data in the provision of hosting or HPC and AI services we offer. The collection, use, processing and storage of such data about individuals are governed by data privacy laws, regulations, guidelines and rules enacted and enforced in Australia, Canada (federal and provincial), the UK, EU, the United States (federal and state) and other jurisdictions worldwide. We are in the process of evaluating updates to certain of our data privacy and cybersecurity practices, however, there can be no assurances that such updates will render us in full compliance with all applicable data privacy laws and regulations. Data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws and it is possible that these laws, regulations and requirements may be interpreted and applied in a manner that is inconsistent with our existing information processing practices, and many of these laws are significantly litigated and/or subject to regulatory enforcement. The implication of this includes that various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning data privacy, data retention, data transfer and data protection. Such laws may continue to add to our compliance costs, restrict or dictate how we collect, maintain, combine, disseminate and otherwise process information and could have a material adverse effect on our business, results of operations, financial condition and prospects.
The General Data Protection Regulation (“GDPR”), and any additional requirements in the national implementing laws of countries in the European Economic Area (“EEA”), which went into effect in the EU on May 25, 2018, applies to the collection, use, retention, security, processing, and transfer of personal data of individuals in the EEA; the United Kingdom (“UK”) data protection regime consisting primarily of the UK General Data Protection Regulation (“UK GDPR”) and the UK Data Protection Act 2018 could further add to our compliance costs and limit how we process information. It is possible that the GDPR and UK GDPR may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices; or that the EU, UK or other national supervisory authorities may hold that we are not in full compliance with the GDPR’s or UK GDPR’s requirements. The relationship between the UK and the EU in relation to certain aspects of data protection law also remains subject to change, including how data transfers between EU member states and the UK will be treated. These changes, and changes in the data privacy laws, rules and regulations that apply to us, may lead to additional compliance costs and could increase our overall risk.
The GDPR and the UK GDPR also increase the scrutiny of transfers of personal data from the EEA and the UK, respectively, to the United States and other jurisdictions. The mechanisms to comply with such obligations are in considerable flux and may lead to greater operational burdens, costs and compliance risks. For example, in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield (under which personal data could be transferred from the EU to

United States entities that had self-certified under the Privacy Shield scheme) and imposing further restrictions on use of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States under a new EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the EU to organizations in the United States that are included in the “Data Privacy Framework List,” maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. DPF. However, such adequacy decision is likely to face challenge. Any invalidation of the EU-U.S. DPF by the CJEU could create considerable uncertainty regarding providing our products and services in the EU, which may materially and adversely affect our business, financial condition, and results of operations. Additionally, the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement, which enables data transfers originating from the UK to so-called third countries, as well as an international data transfer addendum that can be used with the standard contractual clauses for the same purpose. Complying with these obligations and applicable guidance regarding cross-border data transfers could be expensive and time consuming.
Failure to comply with the requirements of the GDPR and UK GDPR may result in fines and other administrative penalties, with each regime having the ability to fine up to the greater of €20 million / £17.5 million, respectively, or 4% of annual global turnover. Failure to comply with these laws may also result in the imposition of significant criminal penalties and private litigation. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, financial condition and results of operations.
In addition, like many websites, we use cookies and other tracking technologies on our website. In recent years, European lawmakers and regulators have expressed concern over electronic marketing and the use of nonessential cookies, web beacons and similar technology for online behavioral advertising, or tracking technologies, leading to an effort to replace the current rules on e-marketing (currently set out in the ePrivacy Directive and national implementing laws) with a new ePrivacy Regulation. When implemented, the new ePrivacy Regulation is expected to alter rules on tracking technologies and significantly increase fining powers to the same levels as the GDPR.
In the United States, according to the Federal Trade Commission (“FTC”), failure to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. State privacy and security laws vary from state to state and, in some cases, can impose more restrictive requirements than U.S. federal law. For example, California enacted the California Consumer Privacy Act on June 28, 2018, which went into effect on January 1, 2020, which was subsequently amended by the California Privacy Rights Act of 2020, which became effective in most material respects on January 1, 2023 (collectively, the “CCPA”). The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA requires covered companies to provide certain disclosures to California consumers about such companies’ data collection, use, sharing and other processing practices and to provide California residents with ways to opt-out of certain sales or transfers of their personal information. The CCPA is enforced by both the Office of the Attorney General of California and the newly-established California Privacy Protection Agency, and failure to fully comply can result in regulatory fines, and civil penalties for knowing/willful violations. The CCPA also provides California consumers with certain additional causes of action. This private right of action and the significant outstanding uncertainties in the interpretation, application and enforcement of key CCPA provisions may increase the likelihood of, and risks associated with, data breach litigation. Other state legislatures have passed, are currently contemplating, or may pass their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. The CCPA and other such similar laws may increase our compliance costs and potential liability, and many similar laws have been proposed and/or enacted in other states and at the federal level.
In Canada the processing of personal information is regulated by the federal Personal Information Protection and Electronic Documents Act (“PIPEDA”). PIPEDA, however, does not generally apply to businesses operating in Alberta, British Columbia, and Quebec that have their own legislation. The applicable law in British Columbia is the Personal Information Protection Act (“BC PIPA”) that follows the same fair information principles as its U.S. or EU counterparts. British Columbia also recognizes the statutory tort of invasion of privacy in the Privacy Act that renders actionable, without proof of damages, a person’s willful invasion of another’s privacy. The Privacy Act has been used successfully to pursue companies for their non-consensual processing of a plaintiff’s personal information. It is important to note that as BC PIPA exempts organizations from the application of PIPEDA, transfers from GDPR regulated entities are not covered by the EU’s adequacy status that was extended to PIPEDA regulated entities. As a result, personal information transfers to a BC entity from an EU entity will have to be protected by EU Standard Contractual Clauses or other permitted data transfers mechanisms.
Any actual or perceived failure by us or the third parties with whom we work to comply with data privacy laws, regulations, guidelines, rules or industry standards, or any security incident that results in the unauthorized release or transfer of personally identifiable information, may result in governmental enforcement actions and investigations including by European Data Protection Authorities and US federal and state regulatory authorities, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause a loss of trust in us, which could harm our reputation and have a material adverse effect on our business, reputation, results of operations, financial condition and prospects.
We are subject to environmental, health and safety laws and regulations, including applicable zoning, building-code and energy-efficiency standards and worker health and safety laws and regulations, that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.
We and our operations and properties are subject to laws and regulations governing health and safety, the discharge of pollutants into the environment or otherwise relating to health, safety and environmental protection requirements in the countries and localities in which we operate. These laws and regulations may impose numerous obligations that are applicable to us, including acquisition of a permit or other approval before conducting construction or regulated activities; restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas, such as wetlands or areas with endangered plants or species; imposition of specific health and safety standards addressing worker protection from work related health and safety risks; imposition of certain zoning, building code and energy-efficiency standards for the sites at which we operate; and imposition of significant liabilities for pollution, including investigation, remedial and clean-up costs. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations (including our ability to recruit and retain personnel), among other sanctions, that could have a material adverse effect on our financial position, results of operations and cash flows. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released into the environment, including at current or former properties owned, leased or operated by us or at offsite disposal facilities, even under circumstances where the hazardous substances were released by prior owners or operators or the activities conducted and from which a release emanated complied with applicable law. Failure to obtain, secure renewal of, or maintain, permits or tightening of restrictions within our existing permits, or the failure to meet the zoning, building code, heath and safety and energy-efficiency standards imposed by regulations applicable to our sites, could have a material adverse effect on our business, including our ability to recruit and retain personnel, or cause us to incur material expenses. Moreover, it is not uncommon for neighboring landowners, community groups, activists and other third parties to file claims for personal injury, property damage and nuisance allegedly caused by noise or the release of hazardous substances into the environment.
The trend in environmental regulation has been to place more restrictions and limitations on activities that may be perceived to impact the environment or exacerbate climate change impacts, such as restrictions on the use of electricity for Bitcoin mining, HPC or other energy-intensive activities or the environmental impact of mining for the rare earth metals used in the production of mining servers, and thus there can be no assurance as to impact or the amount or timing of future expenditures for environmental regulation compliance or remediation. New or revised laws and regulations that result in increased compliance costs or additional operating restrictions, or the incurrence of environmental liabilities, could have a material adverse effect on our financial position, results of operations and cash flows. See also “—Risks Related to Our Business—Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our operations and financial performance,” “—Risks Related to Regulations and Regulatory Frameworks—Bitcoin mining and HPC and AI services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power,” and “—Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to Bitcoin miners or HPC and AI service providers, including us, or Bitcoin mining or HPC services generally.”
The regulatory and legislative developments related to climate change may materially adversely affect our brand, reputation, business, results of operations and financial position.
A number of governments or governmental bodies have enacted, introduced or are contemplating legislative and regulatory changes in response to the increasing focus on climate change and its potential impacts, including from governmental bodies, interest groups and stakeholders. Legislation and increased regulation regarding climate change could restrict our operations and energy supply and impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, costs to purchase RECs or allowances and other costs to comply with such regulations. Specifically, imposition of a tax or other regulatory fee in a jurisdiction where we operate or on electricity that we purchase could result in substantially higher energy costs and could in turn put our facilities at a competitive disadvantage due to the significant amount of electrical power required to operate data centers, Bitcoin mining machines and HPC and AI equipment and systems. Any future climate-related regulations could also adversely impact our ability to compete with companies situated in areas not subject to such limitations.
Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how climate-related legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential contribution to climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could have a material adverse effect on our financial position, results of operations and cash flows.
Failure to keep up with evolving trends, shareholder expectations and requirements relating to ESG issues or reporting could adversely impact our reputation, share price, demand for our securities and access to and cost of capital and expose us to liability.
Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices and disclosures, including related to climate change (such as the impact of Bitcoin mining or HPC and AI services on the environment), diversity and inclusion and governance standards. Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial markets participants have become increasingly focused on companies’ ESG practices and disclosures in evaluating their investments and business relationships. The heightened stakeholder focus on ESG issues related to our business requires the routine monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable or inaccurate press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to adverse investor sentiment toward us and our industry, which in turn could have an adverse impact on our share price, demand for our securities and our access to, and cost of, capital.
In addition, the adoption of new ESG-related regulations applicable to our business or pressure from key stakeholders to comply with additional voluntary ESG-related initiatives or frameworks, could require us to make substantial investments in ESG matters or incur significant costs in complying with ESG-related regulations, which could impact the results of our operations. Decisions or related investments in this regard could affect consumer perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility or ESG performance is perceived to be better than ours, potential or current investors may elect to invest in our competitors instead. In the event that we publicly disclose, voluntarily or otherwise, certain initiatives or goals regarding ESG matters, including relating to our focus on renewable energy usage and purchasing of RECs, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. Relatedly, there is increased focus by regulators, customers and other stakeholders on greenwashing and sustainability-related claims. At the same time, investors may take conflicting approaches to ESG issues and we may also face backlash from investors or other stakeholders who view our ESG initiatives negatively. Opponents of ESG have increasingly resulted in a range of activism and legal and regulatory developments against ESG initiatives. For example, there is an increasing number of state-level initiatives in the United States that target ESG and the current presidential administration has pursued policies discouraging ESG initiatives as well. In addition, there can be no assurance that we will not be subject to greenwashing allegations or claims associated with our sustainability-related claims, including those related to our renewable energy usage and purchasing of RECs, which could expose us to liabilities. If we fail to satisfy the ESG-related expectations or requirements of investors and other key stakeholders or comply with new ESG-related regulations, our initiatives are not executed as planned or we are subject to any greenwashing or other allegations or claims, our reputation and financial results could be materially and adversely affected. In addition, our share price, demand for our securities and access to, and cost of, capital, could be adversely affected.
There are increased grid challenges associated with operating energy intensive infrastructure, which may result in new operational requirements being placed on our facilities, which could adversely affect our operating results and financial condition.
Site expansion and development can be negatively impacted by new grid restrictions. Regional markets and the North American Electric Reliability Corporation (“NERC”) are investigating how large power users like Bitcoin mining machines or HPC and AI equipment impact the reliability of the electric grid. NERC has established a large load task force to better understand the reliability impact(s) of emerging large loads. In July 2025, NERC issued a white paper entitled “Characteristics and Risks of Emerging Large Loads” which found “evidence that large loads impact the bulk power system (BPS) reliability.” NERC has found load reduction events have occurred in ERCOT and the eastern interconnection that have caused frequency and voltage issues. ERCOT has observed a load reduction event where approximately 1,500 MW of voltage-sensitive load reduced consumption during a low-voltage period. As the grid continues to grow and more large load is interconnected, ERCOT is pursuing voltage ride-through requirements as a way to increase grid reliability. On July 23, 2025, ERCOT issued a market notice requesting information related to voltage ride-through capabilities to ensure the reliable interconnection and operation of data center and crypto-mining loads 75 MW or greater in size. The response to ERCOT’s survey will be used by ERCOT, in coordination with the interconnecting Transmission and/or Distribution Service Provider, to determine whether any changes to the large load's dynamic model information are needed. ERCOT is also considering potential mitigation including establishing voltage ride-through standards for large loads, such that more load remains connected and continue consuming power from the grid during normal system disturbances. Additional potential mitigation includes large loads voluntarily designing protection systems to ride-through common grid disturbances. ERCOT is projecting a draft voltage ride-through standard to be introduced at a an LLWG meeting in the third quarter of calendar year 2025. If ERCOT, or another grid operator, institutes a voltage ride-through requirement, or similarly a frequency ride-through requirement, it could result in delays to our site developments, additional financial costs, and could expose us to the risk of greater losses or could otherwise adversely impact our business.
Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results and financial condition.
Our ability to comply with applicable complex and evolving laws, regulations and rules is largely dependent on the establishment and maintenance of our compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We cannot assure you that our policies and procedures will be effective or that we will be successful in identifying all laws, regulations and rules applicable to us and in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and may also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Our compliance and risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.
Risks Related to Intellectual Property
If we are unable to protect the confidentiality of our trade secrets or other intellectual property rights or otherwise obtain, maintain, protect and enforce our intellectual property rights, our business and competitive position could be harmed.
Our ability to conduct our business in a profitable manner relies in part on our proprietary methods and designs, which we primarily protect as trade secrets. We rely upon trade secret and other intellectual property laws, physical and technological security measures and contractual commitments to protect our trade secrets and other intellectual property rights, including entering into non-disclosure agreements with employees, consultants and third parties with access to our trade secrets. However, such measures may not provide adequate protection and the value of our trade secrets could be lost through misappropriation or breach of our confidentiality agreements. For example, an employee with authorized access to our trade secrets or other intellectual property rights may misappropriate them and provide them to a competitor. The recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully because enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. In addition, we may not have executed agreements with every party who has had access to our confidential information. Thus, despite precautions we may take, it may be possible for unauthorized third parties to use information that we regard as proprietary, including our trade secrets, and our confidential information to create services that compete with ours, which could harm our competitive position. In addition to the risk of misappropriation and unauthorized disclosure of our trade secrets and other confidential information, our competitors may develop similar or better technologies independently and in a manner that could prevent legal recourse by us, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Furthermore, any of our intellectual property rights could be challenged, invalidated, circumvented, infringed, diluted, disclosed or misappropriated and adequate legal recourse may be unavailable. Thus, there can be no assurance that our trade secrets or other intellectual property rights will be sufficient to protect against competitors operating their business in a manner that is substantially similar to us.

We may not be able to protect our competitive advantage if we are otherwise unable to obtain, maintain, protect or enforce our intellectual property rights or if we do not detect or are unable to address unauthorized use of our intellectual property. We have not sought patent protection for our proprietary methods, designs or technologies, and, as a result, we cannot look to patent rights for protection of the same. Litigation or proceedings before governmental authorities and administrative bodies may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of our rights and the proprietary rights of others. Should we choose to secure additional rights in our intellectual property, the process of obtaining and maintaining such protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable applications at a reasonable cost. We may not execute agreements with every party who contributes to the development of our intellectual property. Accordingly, we may become subject to disputes with such parties regarding the ownership of intellectual property that we consider to be ours.
Our intellectual property rights and the enforcement or defense of such rights may be affected by developments or uncertainty in laws and regulations relating to intellectual property rights. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property.
Policing unauthorized use, infringement, misappropriation and other violation of our trade secrets and other intellectual property is difficult and we may not always be aware of such unauthorized use, infringement, misappropriation or other violation. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement by our competitors but may choose not to bring litigation to protect our intellectual property rights due to the cost, time and distraction of bringing such litigation. Furthermore, if we do decide to bring litigation, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property or the enforceability of our intellectual property rights. Furthermore, many of our current and potential competitors may have the ability to dedicate substantially greater resources to developing and protecting their technology or intellectual property rights than we do. Any of the foregoing could adversely affect our continued operations and financial condition.
Third parties may claim that we are infringing upon, misappropriating or otherwise violating their intellectual property rights, which may prevent or inhibit our operations and cause us to suffer significant litigation expense even if these claims have no merit.
Our commercial success depends, in part, on our ability to operate without undue cost and distraction of claims that we are infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, third parties may own patents (or have pending patent applications that later result in patents) or other intellectual property that our operations may infringe, misappropriate or otherwise violate, or those third parties may believe our operations infringe, misappropriate or otherwise violate. In addition, third parties may purchase patents for the purpose of asserting claims of infringement and attempting to extract license fees from us via settlements. There also could be patents or other intellectual property that we believe we do not infringe, misappropriate or otherwise violate, but that we may ultimately be found to infringe, misappropriate or otherwise violate. Further, because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our operations infringe.
Any claims of infringement, misappropriation or violation of intellectual property rights, even claims without merit, settled out of court or determined in our favor, could be costly and time-consuming to defend and could require us to divert resources away from operations. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. If any third party has a meritorious or successful claim that we are infringing, misappropriating or otherwise violating their intellectual property, we may be forced to redesign our operations, secure a license from such third parties, which may be costly or impractical, pay substantial damages, or stop using our intellectual property. Moreover, we could be found liable for treble damages and attorneys’ fees, if we are found to have willfully infringed a third-party’s patent or copyright. In addition, during the course of litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Ownership of Our Ordinary Shares
The market price of our Ordinary shares may be highly volatile.
The market price of our Ordinary shares has been volatile and is likely to continue to fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations similar to ours as well as the fluctuation in the market price of Bitcoin and other digital assets. In addition, technology stocks have historically experienced high levels of volatility. The market price for our Ordinary shares may be influenced by many factors, including:
•actual or anticipated fluctuations in our financial and operating results;
•the trading price of digital assets, in particular Bitcoin;
•changes in the market valuations of our competitors;
•rumors, publicity, and market speculation involving us, our management, our competitors, or our industry;
•announcements of new investments, new products, services or solutions, capital raising initiatives, acquisitions, strategic partnerships, joint ventures, capital commitments, integrations or capabilities, technologies, or innovations by us or our competitors;
•changes in financial estimates or recommendations by securities analysts;
•changes in laws or regulations applicable to us or our industry;
•the perception of our industry by the public, legislatures, regulators and the investment community;
•unfavorable or inaccurate press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to adverse investor sentiment toward us and our industry, which in turn could have an adverse impact on our share price, demand for our securities and our access to, and cost of, capital;
•additions or departures of key personnel;
•potential litigation or regulatory investigations;
•general economic, industry, political and market conditions and overall market volatility, including resulting from public health crises, including an outbreak of an infectious disease, war, incidents of terrorism, or responses to these events;
•sales of our Ordinary shares by us, our directors and officers, holders of our Ordinary shares or our shareholders in the future or the anticipation that such sales may occur in the future; and
•the trading volume of our Ordinary shares on the Nasdaq.

Broad market and industry factors may adversely affect the market price of our Ordinary shares, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause the price of our Ordinary shares to decline rapidly and unexpectedly.
Investing in our Ordinary shares could be subject to greater volatility than investing directly in Bitcoin or other digital assets.
The price of our securities and our Bitcoin mining competitors’ securities has been generally correlated to the price of Bitcoin and other digital assets. However, our business is subject to costs, which also affect the price of our securities, such as hardware expenses, power expenses and other factors that are not directly reflected in the prices of digital assets we mine. For example, when the price of Bitcoin rises, mining machines may become scarce and more costly to acquire, making our existing operations more attractive. However, when the price of Bitcoin declines, our mining revenues may not exceed our operating costs. As a result, the price of our Ordinary shares could be subject to greater volatility than direct investments in digital assets and an investment in our Ordinary shares may result in losses.
If securities or industry analysts cease to publish research or reports about our business, or if they adversely change their recommendations regarding the Ordinary shares, our Ordinary share price and trading volume could decline.
The trading market for our Ordinary shares is influenced by research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more analysts who cover us downgrade our Ordinary shares, or adversely change their recommendations regarding the Ordinary shares, the market price for our Ordinary shares would likely decline. Equity research analysts may elect not to provide research coverage of our Ordinary shares, and such lack of coverage may adversely affect the market price of our Ordinary shares.
Future sales, or the possibility of future sales, of a substantial number of our Ordinary shares could adversely affect the price of our Ordinary shares.
Future sales of a substantial number of our Ordinary shares, or the perception that such sales will occur, could cause a decline in the market price of our Ordinary shares. As of August 15, 2025, we had 271,980,494 Ordinary shares outstanding. Ordinary shares, other than those held by our directors, officers and shareholders owning 10% or more of our outstanding shares, may be resold in the public market immediately without restriction, and those shares held by our directors, officers and shareholders owning 10% or more of our outstanding shares may be eligible for sale in the public market to the extent permitted by Rule 144 and Rule 701 of the Securities Act. If our shareholders sell substantial amounts of Ordinary shares in the public market, or the market perceives that such sales may occur, the market price of our Ordinary shares and our ability to raise capital through an issue of equity securities in the future could be adversely affected. For example, we expect to register for resale 2,000,000 ordinary shares underlying certain options beneficially owned by our Co-CEOs that they have the right to sell to an affiliate of B. Riley Securities, Inc. from time to time pursuant to option purchase agreements among each of the holders of such shares and such affiliate of B. Riley Securities, Inc.
In addition, the exercise of options to purchase Ordinary shares and the issue of Ordinary shares on vesting of restricted stock units granted to our directors, officers and employees under our current and future share incentive plans could lead to a dilution of the economic and voting interests of existing shareholders which could adversely affect the market price of our Ordinary shares. Furthermore, a proposal to the shareholder meeting to take any of the above mentioned measures with dilutive effects on the existing shareholdings, or any announcement thereof, could adversely affect the market price of our Ordinary shares.
We are party to an At Market Sales Agreement (“Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co., Compass Point Research and Trading, LLC, Canaccord Genuity LLC, Citigroup Global Markets Inc. J.P. Morgan Securities LLC, and Macquarie Capital (USA) Inc. and Roth Capital Partners, LLC, pursuant to which we may offer and sell our Ordinary shares from time to time in an amount not to exceed the lesser of the amount registered on an effective registration statement and for which we have filed a prospectus, and the amount authorized from time to time to be issued and sold under the Sales Agreement by the Board. As a result, we may increase the amount of our Ordinary shares that may be sold from time to time pursuant to the Sales Agreement in accordance with the terms of the Sales Agreement. As of August 15, 2025, we had sold a total of 57,542,602 Ordinary shares under the Sales Agreement for aggregate gross proceeds of $635.1 million. Any future sales of Ordinary shares pursuant to the Sales Agreement could be substantial and, as a result, could cause substantial dilution and adversely impact the price of our Ordinary shares.
In order to raise additional capital, we may in the future offer additional Ordinary shares from time to time or other securities convertible into or exchangeable for our Ordinary shares at varying prices. We continue to monitor funding markets for opportunities to raise additional debt, equity or equity-linked capital (including potentially by registering additional Ordinary shares for sale under the Sales Agreement) to fund further capital or liquidity needs, and growth plans. If we sell a substantial number of shares, or otherwise issue any equity or equity-linked securities to finance our business, the market price of our Ordinary shares may be adversely affected.
Because of their significant ownership of our Ordinary shares, and their ownership of all outstanding B Class shares, our Co-Founders and Co-Chief Executive Officers have substantial control over our business, and their interests may differ from our interests or those of our other shareholders.
The dual class structure of our shares (Ordinary shares and B Class shares) will have the effect of concentrating voting control with certain shareholders. In particular, our Co-Founders and Co-Chief Executive Officers, Daniel Roberts and William Roberts, and their affiliates, hold in the aggregate 35.4% of the voting power of our capital shares as of August 15, 2025.
As a result of this ownership or control of our voting securities, if our Co-Founders and Co-Chief Executive Officers act together, they may be able to exert practical control over the outcome of matters submitted to our shareholders and may limit or preclude the ability of other shareholders to influence corporate matters, including the election of directors, amendments of our organizational documents, remuneration, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval. Our Co-Founders and Co-Chief Executive Officers may have interests different from yours. Because each B Class share is entitled to fifteen votes for every Ordinary share held by the holder of such B Class share, the holders of our B Class shares collectively could control a majority of the combined voting power of our shares and therefore be able to control matters submitted to our shareholders for approval until the redemption of the B Class shares by the Company on the earlier of (i) when the individual founder associated with the holder ceases to be a director due to voluntary retirement; (ii) an unremedied transfer of B Class shares in breach of our Constitution; (iii) liquidation or winding up of the Company; or (iv) November 17, 2033. Therefore, the concentration of voting power among our Co-Founders and Co-Chief Executive Officers may have an adverse effect on the price of our Ordinary shares. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital shares that shareholders may believe are in the Company's best interest.
The multi-class structure of our shares may adversely affect the trading market for our Ordinary shares.
Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In addition, several shareholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the multi-class structure of our shares may prevent the inclusion of our Ordinary shares in such indices, may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing our Ordinary shares. Any exclusion from stock indices could result in a less active trading market for our Ordinary shares. Any actions or publications by shareholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Ordinary shares. Additionally, our B Class shares are not transferable by the holder (other than to an affiliate of that holder).

We do not currently pay any cash dividends on our Ordinary shares, and may not in the foreseeable future. Accordingly, your ability to achieve a return on your investment in our Ordinary shares will depend on appreciation, if any, in the price of our Ordinary shares.
We have never declared nor paid cash dividends on our Ordinary shares. We cannot assure you that we will declare and make dividends in the foreseeable future, nor can we provide any assurance as to the amount of any such dividend if declared.
Any future dividend payments are within the absolute discretion of our Board and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. There can be no assurance that our board of directors will declare any such dividends. Further, under Australian law (including section 254T of the Corporations Act 2001 (Cth)) the Company must satisfy certain tests relating to its net assets, financial position and solvency before it is eligible to pay a dividend to shareholders. In addition, any proposed dividend payable by an Australian company must be fair and reasonable to the company's shareholders as a whole and not materially prejudice the company's ability to pay its creditors on time. Our ability to pay dividends on our Ordinary shares would also subject to any restrictions and limitations that may be set forth in instruments governing any future indebtedness or equity we may issue or equity-linked instruments or other contracts that we may enter into.
Accordingly, there can be no assurance that we will pay any cash dividends on our Ordinary shares. As a result, capital appreciation, if any, of our Ordinary shares may be your sole source of gain for the foreseeable future, and you should not purchase our Ordinary shares with the expectation of receiving cash dividends.
Ordinary shares issuable upon conversion of the Convertible Notes may dilute the ownership interest of our shareholders or may adversely affect the market price of our Ordinary shares.
The conversion of the 3.25% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) and the 3.50% Convertible Senior Notes due 2029 (the “2029 Convertible Notes” and together with the 2030 Convertible Notes, the “Convertible Notes”) may dilute the ownership interests of our shareholders. Upon conversion of the Convertible Notes, we will generally have the right to elect to settle conversions by paying or delivering, as applicable, cash, Ordinary shares or a combination of cash and Ordinary shares. If we elect to settle our conversion obligation in Ordinary shares or a combination of cash and Ordinary shares, any sales in the public market of our Ordinary shares issuable upon such conversion could adversely affect prevailing market prices of our Ordinary shares. Also, the existence of the Convertible Notes may encourage short selling by market participants as a result of hedging or arbitrage trading activity that we expect certain investors in the Convertible Notes engage in, or anticipated conversion of the Convertible Notes into our Ordinary shares could depress the price of our Ordinary shares.
We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the Convertible Notes.
Noteholders may, subject to a limited exception, require us to repurchase their Convertible Notes following a “Fundamental Change” (as defined in each of the indentures governing the Convertible Notes) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of each series of Convertible Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in our Ordinary shares. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law and regulatory authorities may restrict our ability to repurchase the Convertible Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase Convertible Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under each of the indentures governing the Convertible Notes Indentures. A default under the indentures governing the Convertible Notes or the Fundamental Change itself could also lead to a default under agreements governing any other indebtedness (including other convertible notes that may be outstanding at the time) we may incur in the future, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
Provisions in the indentures governing the Convertible Notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Convertible Notes and the indentures governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a Fundamental Change, then, subject to certain exceptions, noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a Make-Whole Fundamental Change (as defined in each of the indentures governing the Convertible Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indentures governing the Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our Ordinary shares may view as favorable.
The Prepaid Forward Transactions may affect the value of our Ordinary shares and may result in unexpected market activity in our Ordinary shares.
In connection with the pricing of each series of Convertible Notes, we entered into the Prepaid Forward Transactions, pursuant to which we will repurchase a number of our Ordinary shares with delivery to occur in the future, subject to the conditions set forth in the agreement governing the Prepaid Forward Transactions. The Prepaid Forward Transactions are generally intended to facilitate privately negotiated derivative transactions, including swaps, between the forward counterparty or its affiliates and investors in each series of Convertible Notes relating to our Ordinary shares by which investors in such series of Convertible Notes will establish short positions relating to our Ordinary shares and otherwise hedge their investments in such series of Convertible Notes.
Neither we nor the forward counterparty will control how investors of the Convertible Notes may use such derivative transactions. In addition, such investors may enter into other transactions relating to our Ordinary shares or the Convertible Notes in connection with or in addition to such derivative transactions, including the purchase or sale of our Ordinary shares. As a result, the existence of the Prepaid Forward Transactions, such derivative transactions and any related market activity could cause more purchases or sales of our Ordinary shares over the term of the Prepaid Forward Transactions than there otherwise would have been had we not entered into the Prepaid Forward Transactions. Such purchases or sales could potentially increase (or reduce the size of any decrease in) or decrease (or reduce the size of any increase in) the market price of our Ordinary shares.
In addition, the forward counterparty or its affiliates may modify their hedge positions by entering into or unwinding one or more derivative transactions with respect to our Ordinary shares and/or purchasing or selling our Ordinary shares or other securities of ours in secondary market transactions prior to the maturity of each series of Convertible Notes. These activities could also cause or avoid an increase or a decrease in the market price of our Ordinary shares.
The Capped Call Transactions may affect the value of our Ordinary shares.
In connection with the pricing of each series of Convertible Notes, we entered the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to our Ordinary shares upon any conversion of either series of Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
The option counterparties and/or their respective affiliates may modify their hedge positions with respect to the Capped Call Transactions by entering into or unwinding various derivatives with respect to our Ordinary shares and/or purchasing or selling our Ordinary shares or other securities of ours in secondary market transactions prior to the maturity of each series of Convertible Notes (and are likely to do so (x) on each exercise date for the Capped Call Transactions, which are expected to occur on each trading day during the 30 trading day period beginning on the 31st scheduled trading day prior to the maturity date of such series of Convertible Notes and (y) following any early conversion of such series of Convertible Notes, any repurchase of such series of Convertible Notes by us on any fundamental change repurchase date, any redemption date or any other date on which such series of Convertible Notes are repurchased by us, in each case if we exercise the relevant election to terminate the corresponding portion of the Capped Call Transactions). This activity could cause or avoid an increase or a decrease in the market price of our Ordinary shares.
We are subject to counterparty risk with respect to the Capped Call Transactions and Prepaid Forward Transactions, and the Capped Call Transactions and Prepaid Forward Transactions may not operate as planned.
The option counterparties and forward counterparty are, or are affiliates of, financial institutions, and we will be subject to the risk that they might default under the Capped Call Transactions or Prepaid Forward Transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such option and/or forward counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our Ordinary shares.
In addition, upon a default by an option counterparty or the forward counterparty, we may suffer more dilution than we currently anticipate with respect to our Ordinary shares. We can provide no assurances as to the financial stability or viability of any option counterparty and/or the forward counterparty. In addition, the Capped Call Transactions and Prepaid Forward Transactions are complex, and they may not operate as planned. For example, the terms of the Capped Call Transactions and Prepaid Forward Transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Call Transactions or Prepaid Forward Transactions.
Risks Related to Being Incorporated Outside the United States
As a company incorporated outside of the United States, the rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. jurisdictions or other jurisdictions and may not protect investors in the same or similar fashion afforded by incorporation in a U.S. jurisdiction or other jurisdictions.
We are a public company with limited liability organized under the laws of Australia. Our corporate affairs are governed by (among other things) our Constitution and the Corporations Act. A further summary of applicable Australian corporations law and our Constitution is contained in Exhibit 2.1 “Description of Securities registered under Section 12 of the Exchange Act” of this Annual Report on Form 10-K. However, there can be no assurance that Australian law will not change or develop in the future or that it will regulate corporate bodies and investors in the same fashion afforded under corporate law principles in the United States or other jurisdictions, which could adversely affect the rights of investors or our share price.

The rights of shareholders and the responsibilities of directors under Australian law may be different from the rights and obligations of shareholders and directors in companies governed by the laws of U.S. jurisdictions or other jurisdictions. In the performance of their duties, the Board is (among other things) required by Australian law to act in the best interests of the Company and its shareholders as a whole, and must duly observe the principles of acting in good faith, with reasonable care and with diligence.
Provisions in our organizational documents or Australian corporate law might delay or prevent acquisition bids for our company or other change of control transactions that might be considered favorable.
Under Australian law, various protective measures to prevent change of control transactions are possible and permissible within the boundaries set by Australian corporate law and Australian case law, in particular under Chapter 6 of the Corporations Act and takeovers policy which regulates the takeovers of Australian public companies. Certain provisions of our Constitution may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a shareholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our Ordinary shares (for example, through the enhanced voting control rights attached to B Class shares and the proportional takeover provisions in the Constitution).
These provisions could make it more difficult or less attractive for a third-party to acquire us or a controlling stake in us, even if the third-party’s offer may be considered beneficial by many of our shareholders. As a result, our shareholders may be limited in their ability to obtain a premium for their shares.
Acquisitions of shares in the Company may be subject to review and approval by the Australian Federal Treasurer or their delegate under the Foreign Acquisitions and Takeovers Act 1975 (Cth).
Under Australian law, certain acquisitions of shares in the Company may be subject to approval by the Australian Federal Treasurer or their delegate under the Foreign Acquisitions and Takeovers Act 1975 (Cth) (“FATA”). Typically, such approval will not be required unless a non-Australian person or entity proposes to acquire a substantial interest in 20% or more of the shares in the Company (unless such person or entity is a foreign government investor).
If applicable thresholds are met, the Australian Federal Treasurer or their delegate may prevent a proposed acquisition or impose conditions on such acquisition if satisfied that the acquisition would be contrary to the national interest. If a foreign person acquires shares or an interest in shares in an Australian company in contravention of the FATA, the Australian Federal Treasurer or their delegate may make a range of orders including an order of the divestiture of such person’s shares or interest in shares in that Australian company.
The ability of shareholders to bring actions or enforce judgments against us or our directors and executive officers may be limited. Claims of U.S. civil liabilities may not be enforceable against us.
We are incorporated under the laws of Australia and the majority of our directors reside outside the United States. The majority of our assets and those of our directors are located outside the United States. It may not be possible, or may be costly or time consuming, for investors to effect service of process within the United States upon us or our non-U.S. resident directors or executive officers or to collect and enforce judgments obtained against us or our directors and executive officers in the United States, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States. There may also be reasons why, even if a process within the United States is served upon us or our directors and executive officers, proceedings in the United States are stayed or otherwise do not proceed. This may be in favor of proceedings in Australia or other jurisdictions instead of the United States, or in the absence of any other proceedings.
If a judgment is obtained in a United States court against us or our directors you may need to enforce such judgment in jurisdictions where we or the relevant director have assets (which may be outside the United States). As a result, it could be difficult or impossible for you to bring an action against us or against these individuals outside of the United States in the event that you believe that your rights have been infringed under the applicable securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws outside of the United States could render you unable to enforce a judgment against our assets or the assets of its directors.
There is currently no treaty between the United States and Australia for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would not be automatically recognized or enforceable in Australia. An Australian court may, subject to compliance with certain procedural and legal requirements, recognize and give effect to the judgment if (generally speaking) you are able to prove in an Australian court: (a) the U.S. Court exercised a jurisdiction (in the relevant sense) recognized by Australian courts; (b) the U.S. judgment is final and conclusive; (c) the identity of the parties is clear; and (d) the U.S. judgment is for a fixed debt. Australian courts may deny the recognition and enforcement of punitive damages or other awards. If an Australian court upholds and regards as conclusive evidence the final judgment of the U.S. court, the Australian court will not generally require a re-litigation on the merits, though there may be other reasons why this becomes necessary which may significantly increase the time and cost of enforcing judgment. An Australian court may also refuse to enforce a U.S. judgment, in which case you may be required to re-litigate any claim before an Australian court.
Similar considerations may apply to other jurisdictions where we or the relevant director has assets which may raise similar difficulties in enforcing a U.S. judgment in those jurisdictions.
Australian insolvency laws are substantially different from U.S. insolvency laws and laws in other jurisdictions and may offer our shareholders less protection than they would have under U.S. insolvency laws and laws in other jurisdictions.
As a company with its registered office in Australia, we are subject to Australian insolvency laws and may also be subject to the insolvency laws of other jurisdictions in which we conduct business or have assets. These laws may apply in the event any insolvency proceedings or procedures are initiated against us. This includes, among other things, any moratorium ordered or declared in respect of any indebtedness of us, any formal demand for us to pay our debts as and when they fall due, any admission by us that we are unable to pay its debts as and when they fall due, any composition or arrangement with creditors, or any corporate action or proceeding in relation to the winding-up, dissolution, deregistration, administration or reorganization of, or the appointment of an administrator, controller, liquidator, receiver, manager or other insolvency practitioner to, us.
Insolvency laws in Australia and other jurisdictions may offer our shareholders less protection than they would have under U.S. insolvency laws and may make it more difficult (or even impossible) for them to recover the amount they could expect to recover in a liquidation under U.S. insolvency laws.
Shareholder liability is, generally speaking, limited to unpaid amount on shares, but there are exceptions which may apply. Liquidators and other external administrators may also be entitled to recover any amounts which may be distributed or paid to shareholders for the benefit of creditors. Shareholders may be unlikely to recover any amounts unless and until all creditors are paid in full, which may be unlikely should we become insolvent, or be placed into liquidation or external administration. Shareholders may also be prevented from commencing any court action or proceedings against us and may also be the subject of binding agreement or orders without consent. Any rights shareholders may have against us or our directors may be extinguished through the operation of insolvency laws in particular jurisdictions.
Some claims against directors or other third parties may be for our benefit, which may require permission of local courts to pursue and may also lead to any judgment or award requiring payment to us and in turn to our creditors. It should also be noted that certain creditors may enjoy particular priorities in particular jurisdictions (for example, employees and secured creditors), other creditors may not be entitled to any distribution as a creditor in particular jurisdictions (for example, where a creditor’s claim is rejected in the particular jurisdiction), and generally speaking unsecured creditors are paid out evenly in proportion to their claims. This may materially impact any recovery shareholders receive should we become insolvent.
Risks Related to Taxation
Future developments regarding the treatment of digital assets for U.S. federal income and foreign tax purposes could adversely impact our business.
Due to the new and evolving nature of digital assets and the absence of comprehensive legal guidance with respect to digital asset products and transactions, many significant aspects of the U.S. federal income and foreign tax treatment of transactions involving digital assets are uncertain, and it is unclear what guidance may be issued in the future on the treatment of digital asset transactions for U.S. federal income and foreign tax purposes.
In 2014, the U.S. IRS released a notice, or “IRS Notice,” discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property”; (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. The IRS has subsequently released two revenue rulings and a set of “Frequently Asked Questions," or the "Rulings & FAQs,” that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income, guidance with respect to the determination of the tax basis of digital currency and guidance that rewards from staking will constitute current taxable income. However, the IRS Notice and the Rulings & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions.
There can be no assurance that the IRS or other foreign tax authorities will not alter their existing positions with respect to digital assets in the future or that a court would uphold the treatment set forth in the IRS Notice and the Rulings & FAQs. It is also unclear what additional guidance may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations for purposes of U.S. federal income tax or other foreign tax regulations. Any such alteration of existing IRS and other foreign tax authority positions or additional guidance regarding digital asset products and transactions could result in adverse tax consequences for our business and could have an adverse effect on the value of digital assets and the broader digital asset markets. In addition, the IRS and other foreign tax authorities may disagree with tax positions that we have taken, which could result in increased tax liabilities. Future technological and operational developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income and foreign tax purposes. The uncertainty regarding tax treatment of digital asset transactions could impact our business, both domestically and abroad. Moreover, it is likely that new rules for reporting digital assets under the “crypto-asset reporting framework” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. The U.S. Treasury Department and the IRS also recently released proposed regulations that would create new reporting requirements for digital assets, which may impose new requirements on us.
In June 2023, the Canadian government has modified its GST/HST legislation specifically in relation to businesses that are involved in Canadian Bitcoin-related activities (including mining activities) and their associated suppliers. These legislative changes can eliminate the recovery of GST/HST in Canada on taxable inputs to our business. Any such unrecoverable GST/HST increases the cost of all taxable inputs to our business in Canada including electricity, capital equipment, services and intellectual property acquired by our subsidiaries that operate in Canada. We are currently subject to audits and an administrative appeal relating to GST/HST “input tax credits” and the outcome of such audits and appeal could reduce the amount of certain input tax credits we are able to recover for certain historical periods as well as going forward. See Note 16 to our audited financial statements for the year ended June 30, 2025 included in this Annual Report on Form 10-K.
There is a risk that we will be a passive foreign investment company for U.S. federal income tax purposes for the current taxable year and possibly subsequent taxable years, in which case U.S. investors will generally be subject to adverse U.S. federal income tax consequences.
Under the Internal Revenue Code of 1986, as amended (the “Code”), we will be classified as a passive foreign investment company (a “PFIC”) for any taxable year if either: (a) at least 75% of our gross income is “passive income” for purposes of the PFIC rules or (b) at least 50% of the value of our assets (determined on the basis of a quarterly average) is attributable to assets that produce or are held for the production of passive income. For this purpose, passive income includes interest, dividends and other investment income, with certain exceptions. Cash and cash-equivalents generally are passive assets for these purposes, and digital assets are likely to be passive assets for these purposes as well. Goodwill is active to the extent attributable to activities that produce or are intended to produce active income. The PFIC rules also contain a look-through rule whereby we will be treated as owning our proportionate share of the gross assets and earning our proportionate share of the gross income of any other corporation in which we own, directly or indirectly, 25% or more (by value) of the stock.
Based on the current and anticipated composition of our income, assets and operations and the price of our Ordinary shares, we do not expect to be treated as a PFIC for the current taxable year. However, whether we are treated as a PFIC is a factual determination that is made on an annual basis after the close of each taxable year.
This determination will depend on, among other things, the ownership and the composition of our income and assets, as well as the relative value of our assets, at the relevant time. In particular, if our cash is not deployed for active purposes, our risk of being a PFIC will increase. We have not obtained, and do not intend to obtain, valuations for our assets. Fluctuations in our market capitalization may affect our PFIC status if the value of our assets for purposes of the asset test, including the value of our goodwill and unbooked intangibles, is determined by reference to the market capitalization from time to time (which has been, and may continue to be, volatile), rather than based on other methods. In this regard, there is a risk that we may be a PFIC if there is a decline in the market capitalization and the value of our goodwill is determined by reference to our market capitalization. Moreover, the application of the PFIC rules to digital assets and transactions related thereto is subject to uncertainty. Among other things, the IRS has issued limited guidance on the treatment of income from mining digital assets. The IRS or a court may disagree with our determinations, including the manner in which we determine the value of our assets and the percentage of our assets that constitutes passive assets under the PFIC rules. Therefore, there can be no assurance that we will not be classified as a PFIC for the current taxable year or for any future taxable year.
If we are a PFIC for any taxable year during which a U.S. taxpayer holds Ordinary shares, the U.S. taxpayer generally will be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and “excess distributions” and additional reporting requirements. This will generally continue to be the case even if we cease to be a PFIC in a later taxable year, unless a “deemed sale” election is made.
If a United States person is treated as owning at least 10% of our Ordinary shares, such holder may be subject to adverse U.S. federal income tax consequences.
If a U.S. holder is treated as owning, directly, indirectly or constructively, at least 10% of the value or voting power of our stock, such U.S. holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” (“CFC”) in our group. A United States shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by CFCs, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder of a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties.
We cannot provide any assurances that we will furnish to any United States shareholder information that may be necessary to comply with the reporting and taxpaying obligations applicable under the controlled foreign corporation rules of the Code. The IRS has provided limited guidance on situations in which investors may rely on publicly available information to comply with their reporting and taxpaying obligations with respect to foreign-controlled CFCs. U.S. shareholders should consult their tax advisers regarding the potential application of these rules to their investment in our Ordinary shares.
Future changes to tax laws could materially adversely affect our Company and reduce net returns to our shareholders.
Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, including those related to the Organization for Economic Co-Operation and Development’s Base Erosion and Profit Shifting Project, the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business. Changes to the rates of taxes imposed on us or our affiliates, or changes to tax legislation, regulations, policies or practices, generally in any of the jurisdictions in which we or our affiliates operate, may adversely impact our financial position and/or performance and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance. In addition, an interpretation of relevant taxation laws by a taxation authority that differs to our interpretation may lead to an increase in our taxation liabilities.
General Risk Factors
Requirements associated with being a public company in the United States require significant company resources and management attention.
As a public company, we are subject to certain reporting requirements of the Exchange Act and other rules and regulations of the SEC and Nasdaq. We are also subject to various other regulatory requirements, including SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act. Other applicable securities rules and regulations, such as Australian laws and regulations, also impose various requirements on public companies (including companies listed on the Nasdaq), including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.
The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We have hired or intend to hire additional accounting, finance, compliance and other personnel or engage external consultants in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it increasingly more difficult and more expensive for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it increasingly more difficult for us to attract and retain qualified persons to serve on the Board and committees of the Board, or as executive officers.

These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Ordinary shares, fines, sanctions and other regulatory action and potentially civil litigation.
If we identify material weaknesses in the future or fail to maintain an effective system of internal controls, we may not be able to safeguard our assets, accurately and timely report our financial results, investors may lose confidence in us and the market price of our common stock may decrease
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent and/or detect fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. We have in the past and may in the future fail to maintain effective internal controls. For example, as reported in the Annual Report on Form 20-F/A for the year ended June 30, 2025, management determined that the Company did not maintain an effective control environment, which lead to a material weakness in internal control over financial reporting that was subsequently remediated as of June 30, 2025. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such) could result in: (i) our financial statements being materially misstated; (ii) investors losing confidence in the accuracy and completeness of our financial reports; (iii) the market price of our common stock decreasing; (iv) our liquidity and access to the capital markets being adversely affected (v) our ability to prevent or detect fraud; and (vi) our inability to maintain compliance with applicable stock exchange listing requirements and debt covenants. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, penalties, trading suspensions or other remedies. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.
We are the subject of a putative securities class action, and could become subject to future litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities.
On December 14, 2022, a putative securities class action complaint naming the Company and certain of its directors and officers was filed in the U.S. District Court for the District of New Jersey. An amended complaint in this action was filed on June 6, 2023, also naming as defendants the Company and certain of its directors and officers, as well as the underwriters of the Company’s IPO. The Company moved to dismiss the amended complaint, and on September 27, 2024, the court granted the Company’s motion, dismissing the case without prejudice and with leave to file a further amended complaint.
The lead plaintiffs then filed a second amended complaint on November 12, 2024. The second amended complaint, which has substantial similarities to the prior complaint, asserts claims under Section 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act, purportedly on behalf of a putative class of all persons and entities who purchased or otherwise acquired (a) IREN Ordinary shares pursuant and/or traceable to the Company’s IPO and/or (b) IREN securities between November 17, 2021 and November 1, 2022, both dates inclusive. It contends that certain statements made by the Company and certain of its officers and directors, including in the Company’s IPO Registration Statement and Prospectus, were allegedly false or misleading and seeks unspecified damages on behalf of the putative class. The Company believes these claims are without merit and intends to defend itself vigorously. On January 21, 2025, the Company served a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs served their opposition to the motion to dismiss on March 24, 2025, and the Company on May 9, 2025 served its reply in further support of its motion to dismiss. The motion is fully briefed and remains pending.
Any such litigation could result in substantial costs defending the lawsuit and a diversion of management’s attention and resources and, if we are not successful in defending any such litigation, could result in judgments against us. Any of the foregoing could harm our business and financial condition as well as our reputation.
In addition, we may from time to time in the future become subject to additional claims, arbitrations, individual and class action lawsuits, government and regulatory and regulatory investigations, inquiries, actions or requests, including with respect to employment matters, and other proceedings alleging violations of laws, rules and regulations, both foreign and domestic. The scope, determination and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes and proceedings to which we are subject cannot be predicted with certainty, and may result in:
•substantial payments to satisfy judgments, fines or penalties, or substantial settlement payments;
•substantial external counsel legal fees and other costs;
•additional compliance and licensure requirements;
•loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;
•loss of productivity and high demands on employee time;
•criminal sanctions or consent decrees;
•short selling and potential “short and distort” campaigns and other short attacks involving our stock;
•termination of certain employees, including members of our executive team;
•barring of certain employees from participating in our business in whole or in part;
•orders that restrict or suspend our business or prevent us from offering certain products or services;
•changes to our business model and practices;
•delays and/or interruptions to planned transactions, product launches or improvements; and
•damage to our brand and reputation.
Any of the foregoing could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could cause the market value of our Ordinary shares to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Recognizing the ever-evolving nature of cybersecurity threats, we have established a cybersecurity risk management program designed to safeguard the confidentiality, integrity, and availability of our critical systems and data. This program integrates into our overall enterprise risk management framework and draws guidance from industry standards and best practices, including the National Institute of Standards and Technology Framework.
Key components of our cybersecurity risk management program include:
1Identification and Assessment:
aIdentification and assessment of cybersecurity risks that could impact our operations, facilities, third-party vendors, critical systems, and information.
bUtilizing threat intelligence and historical adversarial activity to inform risk assessments and readiness evaluations.
2Risk Mitigation and Control:
aImplementing administrative, physical, and technical controls designed to protect data and systems, as established in our Cyber Security policy.
bLeveraging external service providers, including assessors, consultants, auditors, and other third parties, to assess, test, monitor, and respond to cybersecurity threats in an attempt to maintain robust security controls.
3Third-Party Oversight:
aEstablishing processes to oversee and identify cybersecurity risks associated with third-party service providers.
bEvaluating third-party vendors for compliance with our cybersecurity standards and requiring them to maintain appropriate security controls to protect our data.
4Incident Response:
aMaintaining a cybersecurity incident response plan that outlines procedures for responding to and managing cybersecurity incidents.
bConducting regular cybersecurity awareness training for all employees, contractors, interns, and any user with access to Company systems to increase the preparedness and awareness of risks and procedures.
5Continuous Improvement:
aRegularly updating and improving our cybersecurity practices and policies based on changing business practices, emerging threats, new technologies, and evolving industry standards.
bConducting ongoing penetration testing and benchmarking against industry practices to enhance our security posture.
Cybersecurity Incidents: In our fiscal year ended June 30, 2025, we did not identify any cybersecurity incidents that have materially affected our business strategy, operations, or financial condition. We continue to monitor and seek to manage these risks proactively to protect the ongoing security and resilience of our organization. A cybersecurity incident could result in (i) an interruption in our services, (ii) the loss of ability to control or operate our equipment, (iii) misappropriation of personal data and (iv) the loss of critical data that could interrupt our operations, any of which could, among other things, adversely impact our reputation and brand and expose us to increased risks of violation of applicable law, governmental and regulatory investigation and enforcement actions, or private litigation or other liability, including potentially significant financial losses.
Cybersecurity Governance
Our cybersecurity governance structure is designed to achieve effective oversight and management of cybersecurity risks across the organization.
Board Oversight:
aThe Board holds ultimate oversight responsibility for our cybersecurity risk management program. It receives regular updates from management on cybersecurity risks, incidents, and the overall effectiveness of the program.
bThe Board’s Audit and Risk Committee is specifically tasked with overseeing cybersecurity and information technology risks, so that risk management strategies align with the company’s overall risk profile.
Management Responsibility:
aDay-to-day responsibility for managing cybersecurity risks lies with our Chief Technology Officer (CTO) who leads a dedicated cybersecurity team. This team includes internal and external security professionals with expertise in cybersecurity management.
Incident Response Team:
aOur Incident Response Team, led by our CTO, coordinates the Company’s response to cybersecurity incidents. This team includes representatives from IT, legal, investor relations, risk & compliance, and other relevant departments (as required).
bThe Incident Management Plan - Technology and Data, developed by our cybersecurity team, follows a structured process for escalating, assessing and categorizing cybersecurity incidents, and IREN’s response process, including remediation and post-incident activities. This is designed to be a systematic and coordinated approach to managing cybersecurity incidents.
Relevant Expertise:
aOur CTO has over 15 years of experience in cybersecurity management, and has a background in security and information technology solutions.
bMembers of the Cybersecurity team possess a diverse range of expertise, including prior work experience in cybersecurity, and specialized knowledge and skills in cybersecurity.
Information Flow and Reporting:
aManagement regularly informs and updates the Board and the Audit and Risk Committee on cybersecurity risks, incidents, and the effectiveness of risk management strategies.
bManagement provides frequent informal communications to the Board between regularly scheduled meetings to keep the Board apprised of any emerging risks or incidents.
For further details on the cybersecurity risks we face, refer to Part I, Item 1.A. “Risk Factors” of this Annual Report on Form 10-K.
ITEM 2.    PROPERTIES
We maintain offices in the United States, Canada and Australia and have secured 2,910 MW of grid-connected power, of which 2,750 MW (or 95%) is in Texas. Within that power portfolio, we operate 810MW of data centers across the United States and Canada, of which 650MW (or 80%) is located in Texas.
In British Columbia, Canada, we hold freehold interests in a 10-acre site in Canal Flats, an 11-acre site in Mackenzie and a 21-acre site in Prince George. The British Columbia sites include land, data center facilities, electrical substation and ancillary infrastructure. In Childress County, Texas, U.S., we hold freehold interests in approximately 500 acres of land across three properties. At our Sweetwater 1 and Sweetwater 2 development projects in Texas, U.S., we hold freehold interests in approximately 1,836 acres of land. Our freehold interests may have certain encumbrances.
The following table reflects our current properties as of June 30, 2025, that are either operational, under construction or in development, along with their expected respective data center and potential hashrate capacities once operational:

Site	Capacity (MW)	Capacity (EH/s)	Status
Canal Flats (British Columbia, Canada)	30	1.6	Operating
Mackenzie (British Columbia, Canada)	80	5.2	Operating
Prince George (British Columbia, Canada)	50	3.1	Operating
Childress BTC Mining (Texas, USA)	650	40.1	Operating
Total Operating	810	50.0
Childress Horizon 1 (Texas, USA)	75	N/A	Under construction
Sweetwater 1 (Texas, USA)	1,400	N/A	Substation under construction
Total Construction	1,475	N/A
Childress Expansion	25		Power available
Sweetwater 2 (Texas, USA)	600		Connection agreement signed
Additional Pipeline	>1,000		Development
Total	>3,910

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings arising in the ordinary course of business.
On February 3, 2023, PricewaterhouseCoopers Inc. (“PwC”) was appointed as receiver (the “Receiver”) to the Facilities of two of our Non-Recourse SPVs pursuant to proceedings (the “Canadian Receivership Proceedings”) commenced in the Supreme Court of British Columbia (the “B.C. Supreme Court”) by NYDIG, the lender to such Non-Recourse SPVs. On June 28, 2023, the Receiver filed an assignment in bankruptcy on behalf of such Non-Recourse SPVs and PwC was appointed as Trustee in Bankruptcy (“Trustee”) of the Non-Recourse SPVs’ estates, and this appointment was affirmed at the meeting of creditors held on July 18, 2023.
On May 9, 2023, NYDIG filed an application in the Canadian Receivership Proceedings seeking, among other things, declarations to the effect that any difference between revenue generated by the Non-Recourse SPVs through the provision of hashpower services to IREN Limited and Bitcoin mined by IREN Limited is collateral securing the Facilities, as well as substantive consolidation of certain Group entities and claims of fraudulent conveyance and oppression.
On August 10, 2023, the B.C. Supreme Court issued a ruling affirming the Company’s position that, among other things, the Bitcoin mined by the Company is not collateral securing such facilities and there is no parent guarantee with respect to the equipment financing facilities, and no relief in respect of substantive consolidation was granted. However, the B.C. Supreme Court declared transactions pursuant to hashpower services provided by the relevant Non-Recourse SPVs to IREN Limited to be void as fraudulent conveyances. The court dismissed NYDIG's oppression remedy claim. The Company disagreed with the decision and certain factual findings and filed a notice to appeal with the British Columbia Court of Appeal (“B.C. Court of Appeal”) on August 21, 2023. NYDIG filed a cross-appeal on January 30, 2024, in respect of the orders dismissing the substantive consolidation and oppression claims. On June 27, 2024, the B.C. Court of Appeal released its judgment in which it allowed the appeal and set aside the B.C. Supreme Court’s declaration of fraudulent conveyances. The B.C. Court of Appeal allowed the cross-appeal in part and remitted the oppression relief to the B.C. Supreme Court for consideration, but upheld the B.C. Supreme Court’s dismissal of NYDIG’s substantive consolidation claim.
On September 17, 2024, the Trustee commenced a proceeding in the Federal Court of Australia (the “Australian Federal Court”) seeking recognition of the Canadian Bankruptcy Proceedings in Australia pursuant to Article 17(1) of the UNCITRAL Model Law on Cross-Border Insolvency, being Schedule 1 to the Cross-Border Insolvency Act 2008 (the “Australian Recognition Proceedings”). The Company was granted leave by the Australian Federal Court to appear as an intervener in the Australian Recognition Proceeding and filed an interlocutory application opposing the relief sought by the Trustee. On October 18, 2024, the Court dismissed the interlocutory application and made orders for the recognition of the

Canadian Bankruptcy Proceedings in Australia and appointing local representatives of the Non-Recourse SPVs in such proceedings (the “Local Representatives”). On September 25, 2024, the Company filed an application for leave to appeal the judgment, which was ultimately dismissed by the full bench of the Australian Federal Court on April 11, 2025.
On August 12, 2025, the Company, the Non-Recourse SPVs, NYDIG, PwC and the Local Representatives entered into a settlement agreement (the “Settlement Agreement”) to fully resolve and terminate all existing and future claims between them arising from the Facilities and the Australian Recognition Proceedings, Canadian Bankruptcy Proceedings and Canadian Receivership Proceeding. Absent a settlement, the Company believes that NYDIG, the Receiver and the Local Representatives would likely have sought to commence additional proceedings and/or bring additional claims against the Company and its affiliates, subsidiaries, directors, officers and shareholders, which would have resulted in, among other things, further litigation, additional legal and other costs, damage to the Company’s reputation and further diversion of management’s attention and resources.
Pursuant to the Settlement Agreement, NYDIG, the Receiver and the Local Representatives agreed to immediately take any and all necessary steps to conclude and terminate the Australian Recognition Proceedings, the Canadian Bankruptcy Proceedings and the Canadian Receivership Proceedings. In addition, NYDIG, the Receiver and the Local Representatives agreed to immediately cease commencement or continued pursuit of any claims against the Company and its released parties, including ceasing all investigation work, such as the examinations. Under the Settlement Agreement, the Company is required to pay a settlement amount to NYDIG and the releases become effective upon the discontinuance and termination or dismissal of the Australian Recognition Proceedings and the Canadian Receivership Proceedings, and the submission by PwC to the applicable Canadian regulatory body of the necessary materials to conclude the Canadian Bankruptcy Proceedings, of which $18.2 million exceeds amounts previously accrued by the Company with respect to such matters.
Dismissal or termination of each of the Australian Recognition Proceedings, the Canadian Receivership Proceedings and the Canadian Bankruptcy Proceedings remains subject to court approval. Termination of the Canadian Bankruptcy Proceedings also requires more extensive procedural steps that are expected to take around six months to finalize and potentially longer. See “Item 1A. Risk Factors—Risks Related to Our Business—We have entered into a settlement agreement with respect to legal proceedings relating to certain of our wholly-owned subsidiaries that previously defaulted on limited recourse equipment financing agreements, noting there can be no assurance as to when the final discharge of such proceedings will occur” and Notes 6 and 16 to our audited financial statements for the year ended June 30, 2025 included in this Annual Report on Form 10-K for further information.
On December 14, 2022, a putative securities class action complaint naming the Company and certain of its directors and officers was filed in the U.S. District Court for the District of New Jersey. An amended complaint in this action was filed on June 6, 2023, also naming as defendants the Company and certain of its directors and officers, as well as the underwriters of the Company’s IPO. The Company moved to dismiss the amended complaint, and on September 27, 2024, the court granted the Company’s motion, dismissing the case without prejudice and with leave to file a further amended complaint.
The lead plaintiffs then filed a second amended complaint on November 12, 2024. The second amended complaint, which has substantial similarities to the prior complaint, asserts claims under Section 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act, purportedly on behalf of a putative class of all persons and entities who purchased or otherwise acquired (a) IREN Ordinary shares pursuant and/or traceable to the Company’s IPO and/or (b) IREN securities between November 17, 2021 and November 1, 2022, both dates inclusive. It contends that certain statements made by the Company and certain of its officers and directors, including in the Company’s IPO Registration Statement and Prospectus, were allegedly false or misleading and seeks unspecified damages on behalf of the putative class. The Company believes these claims are without merit and intends to defend itself vigorously. On January 21, 2025, the Company served a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs served their opposition to the motion to dismiss on March 24, 2025, and the Company on May 9, 2025 served its reply in further support of its motion to dismiss. The motion is fully briefed and remains pending.
See “Item 1A. Risk Factors—General Risk Factors—We are the subject of a putative securities class action, and could become subject to future litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities” and Note 7 to our audited financial statements for the year ended June 30, 2025 included in this Annual Report on Form 10-K for further information.

On June 23, 2025, the Company filed a Notice of Appeal with the Tax Court of Canada, to dispute the Canada Revenue Agency’s determination that the Company has a permanent establishment in Canada and the related GST assessment.
See Note 16 to our audited financial statements for the year ended June30, 2025 included in this Annual Report on Form 10-K for further information.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
On November 19, 2021, we completed our IPO. Our Ordinary shares have been listed on the Nasdaq Global Select Market since November 17, 2021 under the symbol “IREN.”
Holders of our Ordinary Shares and B Class Shares
As of July 31, 2025, there were approximately 156 registered holders of record of our Ordinary shares and two registered holders of our B Class shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends and Dividend Policy
Since our incorporation, we have not declared or paid any dividends on our issued share capital. Any determination to pay dividends in the future will be at the discretion of the Board and subject to Australian law. If the Board elects to pay dividends, the form, frequency and amount will depend upon our future operations and earning, capital requirements and surplus, general financial conditions, contractual restrictions and other factors that the Board may deem relevant. B Class shares do not confer on its holders any right to receive dividends.
Stock Performance Graph
The following graph compares the cumulative period from our IPO on November 16, 2021 to June 30, 2025, of total return for our Ordinary shares, the Nasdaq Composite Index, our self-constructed Peer Group Index and the Russell 2000 Index assuming an aggregate initial investment in each of $100 on November 16, 2021. Such returns are based on historical results and are not intended to suggest future performance.
Our self-constructed Peer Group Index consists of members of our peer group with available publicly traded market data as of, and subsequent to, November 16, 2021, and consists of: Bitdeer Technologies Group (BTDR), Bitfarms Ltd. (BITF), Cipher Mining Inc. (CIFR), CleanSpark, Inc. (CLSK), Hut 8 Corp. (HUT); Marathon Digital Holdings, Inc. (MARA) and Riot Platforms, Inc. (RIOT).
The above performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

Issuer Purchases of Equity Securities
None
Unregistered Sales of Equity Securities
None
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Therefore, actual results may differ materially from those contained in any forward-looking statements.
Effective this fiscal year, we have transitioned from International Financial Reporting Standards, as adopted by the International Accounting Standards Board (“IFRS”), to GAAP. All comparative figures in this Annual Report have been adjusted to GAAP for consistency. Key impacts of this transition are discussed in “Transition from IFRS to GAAP” and Note 3 to the financial statements included in this Annual Report on Form 10-K.
Our fiscal year ends on June 30. Accordingly, references herein to "fiscal year 2025", “fiscal year 2024,” and “fiscal year 2023” relate to the years ended June 30, 2025, June 30, 2024 and June 30, 2023, respectively.

Overview
We are a leading owner and operator of next-generation data centers powered by 100% renewable energy (whether from clean or renewable energy sources or through the purchase of RECs). Our data centers are purpose-built for power dense computing applications and currently support a combination of GPUs for HPC and AI services and ASICs for Bitcoin mining.
Our Bitcoin mining operations generate revenue by earning Bitcoin through a combination of Block rewards and transaction fees from the operation of our Bitcoin miners and exchanging these Bitcoin for fiat currencies such as USD or CAD.
We have been mining Bitcoin since 2019. We typically liquidate all the Bitcoin we mine daily and therefore did not have any Bitcoin held on our balance sheet as of June 30, 2025. To date we have utilized Kraken, a U.S.-based digital asset trading platform, to liquidate the Bitcoin we mine. The mining pools, that we utilize for the purposes of our Bitcoin mining, transfer the Bitcoin that we have mined to Kraken on a daily basis. Such Bitcoin is then exchanged for fiat currency on the Kraken exchange or via its over-the-counter trading desk. We have a backup U.S.-based digital asset trading platform, Coinbase, although we have not utilized Coinbase as of June 30, 2025.
We are also pursuing a strategy of expanding and diversifying our revenue sources into HPC and AI services, including through the development of purpose-built AI data centers. Our HPC and AI services include AI Cloud Services, launched in 2024, that generates revenue by providing access to cloud-based GPU computing to customers for AI training and interference workloads. We leverage NVIDIA GPUs to serve customers across training and inference workloads. As of June 30, 2025, we had approximately 1.9k NVIDIA H100 and H200 GPUs operating in our data centers. Subsequent to June 30, 2025 we procured, through a combination of purchases and equipment leasing, approximately 5.5k NVIDIA B200 GPUs, 2.3k NVIDIA B300 GPUs and 1.2k NVIDIA GB300 GPUs to be installed at our Prince George site by the end of calendar year 2025, that will bring the total GPU fleet to approximately 10.9k NVIDIA GPUs.
Our cash and cash equivalents were $564.5 million as of June 30, 2025. Our total revenue was $501.0 million for the year ended June 30, 2025, compared to total revenue of $187.2 million for the year ended June 30, 2024. We generated net income of $86.9 million for the year ended June 30, 2025 compared to net loss of $28.9 million for the year ended June 30, 2024. We generated EBITDA of $278.2 million and $19.3 million for the years ended June 30, 2025 and 2024, respectively. We generated Adjusted EBITDA of $269.7 million and $54.4 million for the years ended June 30, 2025 and 2024, respectively. EBITDA and Adjusted EBITDA are financial measures not defined by GAAP. For a definition of EBITDA and Adjusted EBITDA, an explanation of our management’s use of these measures and a reconciliation of EBITDA and Adjusted EBITDA to loss after income tax expense, see “Special Note Regarding Non-GAAP Measures.”
We are a vertically integrated business, and currently own and operate our computing hardware (consisting of Bitcoin mining ASICs and AI Cloud Services GPUs), as well as our electrical infrastructure and data centers. We generally target development of data centers in regions where there are low-cost and attractive renewable energy sources, with over 80% of our operating data center capacity located in the United States. We have ownership of our proprietary data centers and electrical infrastructure, including the freehold land. This provides us with additional security and operational control over our assets. We believe data center ownership also allows our business to benefit from more sustainable cash flows and operational flexibility in comparison with operators that rely upon third-party hosting services or short-term land leases which may be subject to termination rights, profit sharing arrangements and/or potential changes to contractual terms such as pricing. We assess opportunities to utilize our available data center capacity, land or power capacity, on an ongoing basis, including via potential third-party hosting and alternative revenue sources. We also focus on grid-connected power access which we believe not only helps facilitate a more reliable, long-term supply of power, but also provides us with the ability to support the energy markets in which we operate (for example, through potential participation in demand response, ancillary services provision and load management in deregulated markets such as Texas).
We have three data center sites in Texas, United States with executed grid connection agreements, namely Childress, Sweetwater 1 and Sweetwater 2. Our 750MW Childress site has been operating since April 2023 and, as of June 30, 2025, has approximately 650MW of operating data center capacity and installed hashrate capacity of approximately 40.1 EH/s. We are currently undertaking an expansion of our data center capacity at Childress to support a direct-to-chip liquid cooling deployment known as “Horizon 1” with an IT load of up to 50MW (based on rack density of up to 200kW, subject to customer requirements) targeting energization by the end of calendar year 2025 for potential growth opportunities for HPC and AI services. As of June 30, 2025, we have purchased RECs in respect of 100% of our energy consumption through to such date at our Childress site.
Our 1,400MW Sweetwater 1 and 600MW Sweetwater 2 sites are under development and located approximately 40 miles from Abilene, Texas. As of June 30, 2025 we had paid $11.7 million of connection deposits for Sweetwater 1, as well as $13.5 million in connection deposits and $4.1 million in non-refundable connection costs for Sweetwater 2, with such payments facilitating a direct connection to the ERCOT grid. We expect to pay up to $13.5 million in connection deposits over the next 12 months, related to our Sweetwater 2 site. Construction of substation infrastructure has commenced at Sweetwater 1 (along with site establishment works such as construction offices, laydown areas and warehouse construction), and we are targeting grid connection and a substation energization date in the second quarter of calendar year 2026 for Sweetwater 1 and the fourth quarter of calendar year 2027 for Sweetwater 2. Design works are complete for a direct fiber loop between Sweetwater 1 and Sweetwater 2.
We also have three data center sites in British Columbia, Canada, namely Canal Flats, Mackenzie and Prince George. Our Canal Flats site was acquired from PodTech Innovation Inc. and certain of its related parties in January 2020, and has been operating since 2019. As of June 30, 2025 it had approximately 30MW of data center capacity and hashrate capacity of approximately 1.6 EH/s. Our Mackenzie site has been operating since April 2022 and, as of June 30, 2025, had approximately 80MW of data center capacity and hashrate capacity of approximately 5.2 EH/s. Our Prince George site has been operating since September 2022 and, as of June 30, 2025, had approximately 50MW of data center capacity and hashrate capacity of approximately 3.1 EH/s. Our AI Cloud Service, comprising NVIDIA H100 and H200 GPUs as of June 30, 2025, is also currently operated at our Prince George site.
Each of our sites in British Columbia are connected to BC Hydro electricity transmission network and have been 100% powered by renewable energy since commencement of operations (currently approximately 98% sourced from clean or renewable sources, including through hydroelectric sources, wind, solar and biomass, as reported by BC Hydro and approximately 2% accounted for by the purchase of RECs). BC Hydro retains the environmental attributes from the renewable energy they sell us. Our contracts with BC Hydro each had an initial term of one year and shall extend until terminated in accordance with the terms of the agreement upon six months' notice.
As of June 30, 2025, we have approximately 810MW of operating data center capacity and an installed hashrate capacity of approximately 50 EH/s across our sites in British Columbia (160MW) and Texas (650MW). In addition, as of June 30, 2025, we had approximately 1.9k NVIDIA H100 and H200 GPUs, which are deployed at our Prince George data center and are being used to provide AI Cloud Services to third party customers. Subsequent to June 30, 2025, we procured, through a combination of purchases and equipment leasing, approximately 5.5k NVIDIA B200 GPUs, 2.3k

NVIDIA B300 GPUs and 1.2k NVIDIA GB300 GPUs to be installed at our Prince George site by the end of calendar year 2025, that will bring the total GPU fleet to approximately 10.9k NVIDIA GPUs.
For the fiscal year ended June 30, 2025, 83% and 17% of the Company’s non-current assets were located in the United States of America and Canada, respectively.
Transition from IFRS to GAAP
Our consolidated financial statements were previously presented in accordance with IFRS as issued by the International Accounting Standards Board. As of December 31, 2024, the Group no longer met the definition of a "foreign private issuer" under U.S. federal securities regulations and is therefore required to file an annual report on Form 10-K covering the years ended June 30, 2025, 2024 and 2023. Accordingly, this Annual Report on Form 10-K contains audited annual financial statements prepared in accordance with GAAP.
Set forth below is unaudited supplemental quarterly financial information that reflects material retrospective adjustments to our consolidated statements of operations as a result of the transition to GAAP and is intended to assist investors in evaluating our results of operations on a consistent basis across periods.
The most significant transitional adjustments to our financial statements related to the accounting treatment of our convertible notes and classification of leases. Additional information regarding the differences between IFRS and GAAP and the related transitional adjustments is provided in Note 3 to our audited financial statements for the year ended June 30, 2025 included in this Annual Report on Form 10-K.

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	($ thousands)	($ thousands)	($ thousands)	($ thousands)
Revenue:
Bitcoin Mining Revenue	$180,330	$141,242	$113,483	$49,575
AI Cloud Services Revenue	6,963	3,581	2,660	3,189
Total revenue	187,293	144,823	116,143	52,764

Cost of revenue (exclusive of depreciation and amortization shown below):
Bitcoin Mining	(52,412)	(41,614)	(32,019)	(31,627)
AI Cloud Services	(475)	(336)	(276)	(232)
Total cost of revenue	(52,887)	(41,950)	(32,295)	(31,859)

Operating (expenses) income:
Selling, general and administrative expenses	(53,297)	(29,098)	(28,891)	(25,171)
Depreciation and amortization	(63,815)	(47,312)	(36,077)	(33,931)
Impairment of assets	2,396	(95)	—	(9,524)
Gain (loss) on disposal of property, plant and equipment	2,325	1,525	(681)	833
Other operating expenses	(3,038)	(1,865)	(3,994)	(4,405)
Other operating income	1,593	3,090	3,104	1,626
Total operating (expenses) income	(113,836)	(73,755)	(66,539)	(70,572)
Operating (loss) income	20,570	29,118	17,309	(49,667)

Other (expense) income:
Finance expense	(5,183)	(4,119)	(1,722)	(22)
Interest income	1,703	1,926	1,587	2,289
Increase (decrease) in fair value of assets held for sale	(2,676)	—	516	—
Realized gain (loss) on financial assets	—	—	—	(4,215)
Unrealized gain (loss) on financial instruments	147,718	(37,900)	(32,300)	—
Gain on partial extinguishment of financial liabilities	9,093	—	—	—
Foreign exchange gain (loss)	2,353	(319)	(4,563)	1,190
Other non-operating income	523	—	289	5
Total other (expense) income	153,531	(40,412)	(36,193)	(753)

Income (loss) before taxes	174,101	(11,294)	(18,884)	(50,420)
Income tax (provision) benefit	2,767	(5,038)	(3,009)	(1,280)
Net income (loss)	$176,868	$(16,332)	$(21,893)	$(51,700)

Net income (loss) per share of Ordinary shares:
Basic net income (loss) per share of Ordinary shares	$0.74	$(0.07)	$(0.10)	$(0.27)
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	240,121,220	218,659,835	210,470,186	189,262,447

Diluted net income (loss) per share of Ordinary shares	$0.66	$(0.07)	$(0.10)	$(0.27)
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	273,520,160	218,659,835	210,470,186	189,262,447

Factors Affecting Our Performance
Market Value of Bitcoin
We primarily derive our revenues from Bitcoin mining. We earn rewards from Bitcoin mining that are paid in Bitcoin. We currently liquidate rewards that we earn from mining Bitcoin in exchange for fiat currencies such as USD or CAD, typically on a daily basis. Because the rewards we earn from mining Bitcoin are paid in Bitcoin, our operating and financial results are tied to fluctuations in the value of Bitcoin. In addition, positive or negative changes in the global hashrate impact mining difficulty and therefore the rewards we earn from mining Bitcoins may as a result materially affect our revenue and margins.
In a declining Bitcoin price environment, the Bitcoin mining protocol may provide a natural downside protection for low-cost Bitcoin miners through an adjustment to the number of Bitcoin mined. For example, when the Bitcoin price falls, the ability for higher cost miners to pay their operating costs may be impacted, which in turn may lead over time to higher cost miners switching off their operations (for example, if their marginal cost of power makes it unprofitable to continue mining, they may exit the network). As a result, in such circumstances the global hashrate may fall, and remaining low-cost miners may benefit from an increased percentage share of the fixed Bitcoin network rewards.
Conversely, in a rising Bitcoin price environment, additional mining machines may be deployed by miners, leading to increased global hashrate in the overall network. In periods of rising Bitcoin prices we may increase our capital expenditures in mining machines and related infrastructure to take advantage of potentially faster return on investments, subject to availability of capital and market conditions. However, we also note that the global hashrate may also increase or decrease irrespective of changes in the Bitcoin price.
While the supply of Bitcoin is capped at 21 million, the price of Bitcoin fluctuates not just because of traditional notions of supply and demand but also because of the dynamic nature of the market for Bitcoin. Having been created in just a little over a decade as of the date of this Annual Report, the market for Bitcoin is rapidly changing and subject to global regulatory, tax, political, environmental, cybersecurity, and market factors beyond our control. For a discussion of other factors that could lead to material adverse changes in the market value of Bitcoin, which could in turn result in substantial damage to or even the failure of our business, see “Item 1A. Risk Factors—Risks Related to Our Business.”
Further, the rewards for each Bitcoin mined is subject to “halving” adjustments at predetermined intervals. At the outset, the reward for mining each block was set at 50 Bitcoins and this was cut in half to 25 Bitcoins on November 28, 2012 at block 210,000, cut in half to 12.5 Bitcoins on July 9, 2016 at block 420,000, cut in half to 6.25 Bitcoins on May 11, 2020 at block 630,000, and cut in half again to 3.125 Bitcoins on April 20, 2024 at block 840,000. The next two halving events for Bitcoin are expected to take place in 2028 at block 1,050,000 (when the reward will reduce to 1.5625 Bitcoins), and in 2032 at block 1,260,000 (when the reward will reduce to 0.78125 Bitcoins). As the rewards for each Bitcoin mined reduce, the Bitcoin we earn relative to our hashrate capacity decrease. As a result these adjustments have had, and will continue to have, material effects on our operating and financial results.
Efficiency of Mining Machines
As global mining capacity increases, we will need to correspondingly increase our total hashrate capacity in order to maintain our proportionate share relative to the overall global hashrate -all else being equal-to maintain the same amount of Bitcoin mining revenue. Our Bitcoin mining operations currently utilize the Bitmain S21 XP miners, S21 Pro miners, S21 miners and T21 miners. To remain cost competitive compared to other mining sector participants, in addition to targeting cost effective sources of energy and operating efficient data center infrastructure, we expect we will need to maintain an energy efficient mining fleet, which will require capital outlays to purchase new miners, so that we can make periodic upgrades to our existing mining fleet.
In certain periods, there may be disruption in global supply chain leading to shortage of advanced mining machines that meet our standard of quality and efficiency. To maintain our competitive edge over the long-term, we strive to maintain strong relationships with suppliers and vendors across the supply chain so that our fleet of miners is competitive.
Ability to Secure Low-Cost Electricity, Particularly Renewable Power
Bitcoin mining and HPC and AI services consume extensive energy, including for both the mining and cooling aspects of our operations. In particular, we believe the increasing difficulty of the network, driven by more miners and higher global hashrate, and the periodic halving adjustments of Bitcoin reward rates, as well as the global demand for HPC and AI services for various programs, including AI Cloud Services, and the need for reliability in such industry, will drive the increasing importance of access to power and cost effectiveness in Bitcoin mining and HPC and AI services over the long-term.
Certain governments and regulators are increasingly focused on the energy and environmental impact of Bitcoin mining and HPC and AI services. This has led, and could lead, to new governmental measures regulating, restricting or prohibiting the use of electricity for Bitcoin mining and HPC and AI services, or Bitcoin mining or HPC and AI services generally or could result in increased power costs for these types of power consumers. See “Item 1A. Risk Factors—Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, may result in material impacts to our operations and financial performance” and “Item 1A. Risk Factors—Risks Related to Regulations and Regulatory Frameworks—Bitcoin mining and HPC and AI services are energy-intensive, which may restrict the geographic locations of miners and operations, in particular, to locations with renewable sources of power. Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to Bitcoin miners or HPC and AI service providers, including us, or Bitcoin mining or HPC and AI services generally.” For example, the British Columbia Court of Appeal has recently upheld the Government of British Columbia’s moratorium on new and early-stage BC Hydro connection requests from cryptocurrency mining projects and the State of Texas has introduced, and may introduce, new laws and regulations that impose new processes and requirements for relating to the interconnection of facilities of large electrical loads to the ERCOT grid which include, among other things, voltage ride-through and/or frequency ride-through requirements..
The price we pay for electricity depends on numerous factors including sources of generation, regulatory environment, electricity market structure, commodity prices, transmission cost allocation, instantaneous supply/demand balances, counterparty and procurement method. These factors may be subject to change over time and result in increased power costs. In regulated markets, such as in British Columbia, suppliers of renewable power rely on regulators to approve raises in rates, resulting in fluctuations subject to requests for rate increases and their approval thereof; in markets that are largely deregulated, such as in Texas, prices of renewable power in the competitive market within ERCOT will fluctuate within the wholesale market alongside sources of electricity from non-renewable resources, which is often driven by price fluctuations in commodities such as natural gas. In addition, developments in the United States, including actions taken by the new Trump Administration, such as a series of executive orders aimed at, among other things, pausing approvals of wind power projects, pausing funding of programs aimed at promoting renewable energy and increasing oil and gas production, as well the Department of Energy’s cancellation of certain grants for clean energy projects, signal a policy shift away from supporting renewable energy production. Likewise, the One Big Beautiful Bill Act decreases or eliminates certain tax credits available for new renewable generation projects, which could result in fewer such projects being constructed and lead to increases in electricity prices as demand increases.There have also been legislative proposals and other legal developments targeting renewable energy and large electrical loads in certain states, including Texas. While the impacts of these actions and any future developments cannot be fully predicted at this time, any reductions or modifications to, or the elimination of, laws, programs or incentives that provide electricity to Bitcoin miners or HPC and AI services operators or that support renewable energy, or the implementation of more arduous requirements for renewable energy projects, could potentially limit the availability of, and increase the costs we incur for, electricity, and including renewable energy, in the United States.
Competitive Environment
We compete with a variety of Bitcoin miners globally, including individual hobbyists, mining pools and public and private companies, as well as HPC and AI service providers including large and well-funded companies. We believe that, even if the price of Bitcoin decreases, the Bitcoin mining market will continue to draw new miners and increase the scale and sophistication of competition in the Bitcoin mining industry, while the HPC and AI services industry continues to draw companies with significant resources to dedicate to growing their HPC and AI services business as well as expertise in the industry. Increasing competition generally results in increase to the global hashrate, which in turn would generally lead to a reduction in the percentage share of the fixed Bitcoin network rewards that Bitcoin miners, including the Company, would earn, and may result in larger and more established HPC and AI services providers increasing their resource allocation and attention to the industry, which could make our ability to compete, including to attract and maintain customers, more difficult. In addition, the new Trump Administration in the United States has suggested it may introduce different regulatory treatment for digital assets, including Bitcoin, that are mined within the United States compared to those that are mined outside of the United States. As a result, we may face increased competition specifically within the United States for low-cost energy and mining hardware from those attempting to benefit from any potential favorable treatment from mining within the United States.

Inflation and Macroeconomic Risk
Global economic and geopolitical conditions have been increasingly volatile due to factors such as trade restrictions, inflation, rising interest rates and supply chain disruptions. The impacts of inflation have resulted in increased operating expenses as we grow and develop our managerial, operational and financial resources and systems, consistent with its impact on the general economy. If our costs, in particular labor, information system, technology, hardware and utilities costs, were to become subject to significant inflationary pressures, we might not be able to effectively mitigate such higher costs. In addition, inflation may impact our ability to obtain financing for future capital expenditures at a price that is acceptable. Our inability or failure to do so could adversely affect our business, financial condition, and results of operations.
Market Events Impacting the Digital Asset Industry
In the past, market events in the digital asset industry have negatively impacted market sentiment towards the broader digital asset industry. There have also been declines from time to time in the value of digital assets generally, including the value of Bitcoin, in connection with these events, which have impacted the Group from a financial and operational perspective. We expect that any such declines that may occur in the future would also impact the business and operations of the Group, and if such declines are significant, they could result in reduced revenue and operating cash flows and net operating losses, and could also negatively impact our ability to raise additional financing.
Market Events Impacting Digital Asset Trading Platforms
In the past, market events in the digital asset markets have involved and/or impacted certain digital asset trading platforms. As previously described, the mining pools, that we utilize for the purposes of our Bitcoin mining, currently transfer the Bitcoin we mine to Kraken, a digital asset trading platform, on a daily basis. Such Bitcoin is then exchanged for fiat currency on the Kraken exchange or via its over-the-counter trading desk on a daily basis.
Because we currently exchange the Bitcoin we mine for fiat currency on a daily basis, we believe we have limited exposure to fluctuations in the value of Bitcoin with respect to the Bitcoin that we mine once we have mined such Bitcoin. In addition, we currently aim to withdraw fiat currency proceeds from Kraken on a daily basis utilizing Etana Custody, a third-party custodian, to facilitate the transfer of such proceeds to one or more of our banks or other financial institutions. As a result, we have only limited amounts of Bitcoin and fiat currency with Kraken and Etana Custody at any time, and accordingly we believe we have limited exposure to potential risks related to excessive redemptions or withdrawals of digital assets or fiat currencies from, or suspension of redemptions or withdrawals of digital assets or fiat currencies from, Kraken, Etana Custody or any other digital asset trading platform or custodian we may use in the future for purposes of liquidating the Bitcoin we mine on a daily basis. However, if Kraken, Etana Custody or any such other digital asset trading platform or custodian suffers excessive redemptions or withdrawals of digital assets or fiat currencies, or suspends redemptions or withdrawals of digital assets or fiat currencies, as applicable, any Bitcoin we have transferred to such platform that has not yet been exchanged for fiat currency, as well as any fiat currency that we have not yet withdrawn, as applicable, would be at risk.
In addition, if any such event were to occur with respect to Kraken, Etana Custody or any such other digital asset trading platform or custodian we utilize to liquidate the Bitcoin we mine, we may be required to, or may otherwise determine it is appropriate to, or if for any reason we decide to, switch to an alternative digital asset trading platform and/or custodian, as applicable. We do not currently use any other digital asset trading platforms or custodians to liquidate the Bitcoin we mine. While we expect to continue to utilize Kraken and Etana Custody, there are numerous alternative digital asset trading platforms that operate exchanges and/or over-the-counter trading desks with similar functionality to Kraken, and there are also several alternative funds transfer arrangements for facilitating the transfer of fiat currency proceeds from Kraken either with or without the use of a third-party custodian. We have onboarded Coinbase as an alternative digital asset trading platform to liquidate Bitcoin that we mine, although we have not utilized the Coinbase platform as of June 30, 2025. We may explore opportunities with alternative digital asset trading platforms, over-the-counter trading desks and custodians, and believe we have the ability to switch to Coinbase or alternative digital asset trading platforms and/or funds transfer arrangements to liquidate Bitcoin we mine and transfer the fiat currency proceeds without material expense or delay. As a result, we do not believe our business is substantially dependent on the Kraken digital asset trading platform or Etana Custody third-party custodian services.
However, digital asset trading platforms and third-party custodians, including Kraken and Etana Custody, are subject to a number of risks outside our control which could impact our business. In particular, during any intervening period in which we are switching digital asset trading platforms and/or third-party custodians, we could be exposed to credit risk with respect to any Bitcoin or fiat currency held by them. In addition, we could be exposed to fluctuations in the value of

Bitcoin with respect to the Bitcoin that we mine during such period or that was previously mined but has not yet been exchanged for fiat currency.
Ability to Expand HPC and AI services and Secure Customers
Our growth strategies include pursuing a strategy to expand and diversify our revenue streams into new markets. Pursuant to that strategy, we are increasing our focus on diversification into HPC and AI services, including the provision of AI Cloud Services and potential colocation services. We believe we may be able to leverage our existing infrastructure and expertise to continue to expand our HPC and AI Cloud Services offering and target a range of customers across various sectors. We are exploring the potential opportunity to replace Bitcoin ASICs with GPUs and/or contracts for HPC and AI services at some of our data centers. We are advancing the design of direct-to-chip liquid cooling systems, including to support an initial IT load of up to 50MW (based on rack density of 200kW, subject to customer requirements) liquid-cooled deployment at Childress. As we enter into new markets for HPC and AI services, we will face new sources of competition, new business models and new customer relationships. Our ability to secure and retain customers on commercially reasonable terms or at all, and specifically our ability to attract and retain customers under contracts that generate recurring revenue, will affect our expansion into HPC and AI services. Our strategy may not be successful as a result of a number of factors described under “Item 1A. Risk Factors—Risks Related to Our Business—Our increased focus on HPC and AI services may not be successful and may result in adverse consequences to our business, results of operations and financial condition.” Our efforts to diversify our revenue streams may distract management, require significant additional capital, expose us to new competition and market dynamics, and increase our cost of doing business.
Impact of Tariffs
During the 2025 calendar year, the United States announced the intention to impose tariffs on various countries, including an across-the-board 10% tariff on all countries and individualized higher tariffs on certain countries, including countries from which we have historically sourced miners (including Malaysia, Indonesia, and Thailand) and other hardware and equipment. Several of such tariffs have come into effect as of the date of this report, which could result in higher prices in order to obtain miners and other hardware and equipment, as well as limit the availability of miners and other hardware and equipment and could impact our timelines for installation, energization and expected revenue. In addition to those tariffs which have already come into effect, additional tariffs and trade restrictions have been suggested and others may be suggested in the future, which, if they were enacted, could further impact our business. For example, on August 7, 2025, the United States proposed a 100% tariff on semiconductors imported to the United States. Uncertainty around geopolitical conditions and international trade policies may continue to affect the movement and costs of goods, materials, services and capital. Further, we have received notices disputing the origin of Bitcoin miners imported during 2024 and 2025 from Indonesia, Thailand and Malaysia, claiming the origin of such miners is China and that an additional 25% tariff is applicable to certain shipments imported during such period. While we believe these disputes are without merit, including based on representations from the seller and we intend to challenge them, if we are unsuccessful we would owe additional tariffs with respect to the import of such miners which could be material and could materially impact our business, prospects, operations and financial performance. See “Item 1A. Risk Factors—Changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs and trade restrictions, could adversely impact our business, prospects, operations and financial performance.”
Key Indicators of Performance and Financial Condition
Key operating and financial metrics that we use, in addition to our GAAP consolidated financial statements, to assess the performance of our business are set forth below for the years ended June 30, 2025 and 2024 and 2023, include:
EBITDA and Adjusted EBITDA
EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are not presented in accordance with GAAP.
EBITDA is defined as net income (loss), excluding finance expense, interest income, depreciation and amortization and income tax (provision) benefit, which are important components of our net income (loss). EBITDA Margin is defined as EBITDA divided by revenue. As a capital-intensive business, EBITDA excludes the impact of the cost of depreciation of computer hardware equipment and other fixed assets, which allows us to measure the liquidity of our business on a current basis, which we believe provides a useful tool for comparison to our competitors in a similar industry. We believe EBITDA is a useful metric for assessing operating performance before the impact of non-cash and other items. Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by these items.

Adjusted EBITDA is defined as EBITDA, further adjusted to exclude stock-based compensation, foreign exchange gain (loss), impairment of assets, certain other non-recurring income, gain (loss) on disposal of property, plant and equipment, gain (loss) on disposal of subsidiaries, unrealized fair value gain (loss) on financial instruments, gain (loss) on partial extinguishment of financial liabilities, increase (decrease) in fair value of assets held for sale and certain other expense items. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA is a useful metric because it allows us to monitor the profitability of our business on a current basis and removes expenses which do not impact our ongoing profitability and which can vary significantly in comparison to other companies. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.
We believe EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools. These measures should not be considered as alternatives to Net income (loss) and Net income (loss) margin, as applicable, determined in accordance with GAAP. They are supplemental measures of our operating performance only, and as a result you should not consider these measures in isolation from, or as a substitute analysis for, our net income (loss) as determined in accordance with GAAP, which we consider to be the most comparable GAAP financial measure. For example, we expect depreciation of our fixed assets will be a large recurring expense over the course of the useful life of our assets, and that stock-based compensation is an important part of compensating certain employees, officers and directors. EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin do not have any standardized meaning prescribed by GAAP and therefore are not necessarily comparable to similarly titled measures used by other companies, limiting their usefulness as a comparative tool.
The following table shows a reconciliation of net income (loss) to EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin:

	Year Ended June 30,
	2025	2024	2023
	($ thousands)	($ thousands)	($ thousands)
Net income (loss)	86,941	(28,920)	(171,827)
Income tax provision (benefit)	6,560	3,453	2,390
Finance expense	11,045	98	16,207
Interest income	(7,504)	(5,831)	(924)
Depreciation	181,136	50,470	30,673
EBITDA	278,178	19,270	(123,481)

Revenue	501,023	187,192	75,509

Net income (loss) margin (1)	17%	(15%)	(228%)

EBITDA margin (2)	56%	10%	(164%)
Add (deduct) the following:
Unrealized (gain) loss on financial instruments	(77,518)	3,448	-
(Increase) decrease in fair value of assets held for sale (3)	2,160	-	-
Gain on partial extinguishment of financial liabilities	(9,093)	-	-
Non-cash stock-based compensation expense – $75 exercise price options	11,814	11,810	12,186
Non-cash stock-based compensation expense – other	30,828	11,826	2,170
Impairment of assets (4)	7,223	-	105,172
Foreign exchange (gain) loss	1,339	4,747	191
Other one-off income (5)	(1,699)	(108)	(3,117)
Gain on disposal of subsidiaries (6)	-	-	(3,258)
(Gain) loss on disposal of property, plant and equipment	(4,002)	(43)	6,628
Other one-off expense items (7)	30,443	3,476	4,613
Adjusted EBITDA	269,672	54,427	1,103
Adjusted EBITDA margin (8)	54%	29%	1%
•

____________________
(1)Net income (loss) margin is calculated as Net income (loss) divided by Revenue.
(2)EBITDA margin is calculated as EBITDA divided by Revenue.
(3)(Increase) decrease in fair value of assets held for sale for the year ended June 30, 2025, 2024 and 2023 was $2.2 million, nil and nil, respectively. See “Results of Operations—Comparison of the years ended June 30, 2025 and 2024—Realized gain (loss) on financial assets” and “—Results of Operations—Comparison of the years ended June 30, 2024 and 2023—Realized gain (loss) on financial assets” for further information.
(4)Impairment of assets for the year ended June 30, 2025, 2024 and 2023 was $7.2 million, nil and $105.2 million, respectively. See “—Results of Operations—Comparison of the years ended June 30, 2025 and 2024—Impairment of assets” and “—Results of Operations—Comparison of the years ended June 30, 2024 and 2023—Impairment of assets” for further information.
(5)Other one-off income includes insurance proceeds relating to the theft of mining hardware in transit during the year ended June 30, 2025, gain on recovery of a connection deposit during the year ended June 30, 2024, and net gains on the sale of other assets during the year ended June 30, 2023.
(6)Gain on disposal of subsidiary represents a gain recorded on the deconsolidation of the Non-Recourse SPV on February 3, 2023.
(7)Other one-off expense items for the year ended June 30, 2025 includes a one-time liquidation payment incurred in August 2024 resulting from the transition to spot pricing at the Group’s site at Childress, the reversal of the unrealized loss recorded on fixed price contracted amounts outstanding at June 30, 2024, a litigation related settlement provision, loss on mining hardware in transit, transaction costs incurred in December 2024 and June 2025 on entering the Capped Call Transactions in conjunction with the issuance of the 2030 Convertible Notes and 2029 Convertible Notes, one-off professional fees incurred in relation to litigation matters and the securities class action. Other one-off expenses for the year ended June 30, 2024 include professional fees incurred in relation to the securities class action and one-off additional remuneration, and for the year ended June 30, 2023 include professional fees incurred in relation to the securities class action, expenses related to the exploration of financing options that did not proceed, the IPO, and one-off additional remuneration.
(8)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Revenue.
Net electricity costs
Total net electricity costs, net electricity costs - Bitcoin Mining and net electricity costs per Bitcoin mined are not presented in accordance with GAAP. Total net electricity costs is defined as the sum of electricity charges, demand response program income, demand response program fees, realized gain (loss) on financial asset excluding a one-off liquidation payment incurred in August 2024 resulting from the transition to spot pricing at the Group's site at Childress and the reversal of the unrealized loss recorded on fixed price contracted amounts outstanding at June 30, 2024. Electricity charges are disclosed in Cost of revenue (as described in Note 4 of the consolidated financial statements included in this Annual Report on Form 10-K). The liquidation payment and reversal of the unrealized loss are included in the realized gain (loss) on financial asset (as described in more detail in Note 10 of the consolidated financial statements included in this Annual Report on Form 10-K), while demand response program income is included in other operating income and demand response program fees are included in selling, general and administrative expenses (as described in more detail in Note 7 and 5 of the consolidated financial statements included in this Annual Report on Form 10-K). Total net electricity costs exclude the cost of RECs. Net electricity costs - Bitcoin Mining is defined as Total net electricity costs less electricity costs attributable to AI Cloud Services as disclosed in Cost of Revenue - AI Cloud Services (as described in Note 4 of the consolidated financial statements included in this Annual Report on Form 10-K). Net electricity costs per Bitcoin mined is defined as Net electricity costs - Bitcoin Mining divided by the total Bitcoin mined for the relevant fiscal period. A key measure of the performance factor of our business is our ability to secure low-cost power, and similarly a key measure of the performance of our Bitcoin mining operations is the amount of power used to mine each Bitcoin. Total net electricity costs, net electricity costs - Bitcoin Mining and net electricity costs per Bitcoin mined allows us to measure the costs of electricity of our business on a current basis and we believe provides a useful tool for comparison to our competitors in a similar industry. We believe total net electricity costs, net electricity costs - Bitcoin Mining and net electricity costs per Bitcoin mined are a useful metrics for assessing operating performance including any gain/(loss) on the electricity purchased and subsequently resold, and earnings for our participation in demand response programs.
We believe total net electricity costs, net electricity costs - Bitcoin Mining and net electricity costs per Bitcoin mined have limitations as an analytical tool. These measures should not be considered as alternatives to electricity charges as included in Cost of Revenue, as applicable, determined in accordance with GAAP. They are supplemental measures of our operating performance only, and as a result you should not consider these measures in isolation from, or as a substitute analysis for, our electricity charges as determined in accordance with GAAP, which we consider to be the most comparable GAAP financial measure. Total net electricity costs, net electricity costs - Bitcoin Mining and net electricity costs per Bitcoin mined do not have any standardized meaning prescribed by GAAP and therefore are not necessarily comparable to similarly titled measures used by other companies, limiting their usefulness as a comparative tool.
The following table shows a reconciliation of total net electricity costs, net electricity costs - Bitcoin Mining and net electricity costs per Bitcoin mined to the most comparable GAAP financial measure:

	Year Ended June 30,
	2025	2024	2023
	($ thousands)	($ thousands)	($ thousands)

Total Electricity charges (included in Cost of revenue)	$(148,054)	$(81,605)	$(35,753)
Add (deduct) the following:
Realized gain (loss) on financial asset	(4,215)	4,121	-
One off liquidation payment (included in Realized gain (loss) on financial asset) (1)	7,210	-	-
Reversal of unrealized loss (included in Realized gain (loss) on financial asset) (2)	(3,448)	-	-
Demand response program income (included in Other operating income)	7,715	1,566	-
Demand response program fees (included in Selling, general and administrative expenses)	(463)	(94)	-
Total net electricity costs	(141,256)	(76,012)	(35,753)
Electricity charges - AI Cloud Services (included in Cost of revenue - AI Cloud Services)	249	42	-
Net electricity costs - Bitcoin Mining	(141,007)	(75,970)	(35,753)
Bitcoin mined	5,499	4,191	3,259
Net electricity costs per Bitcoin mined (3)	(25.6)	(18.1)	(11.0)
____________________
(1)One-off liquidation payment includes the amount paid to exit positions previously entered into under a fixed price and fixed quantity contract, on transition to a spot price and actual usage contract.
(2)Reversal of unrealized loss is calculated as the unrealized loss on financial asset as at June 30, 2024
(3)Net electricity costs per Bitcoin mined is calculated as Net Electricity Costs - Bitcoin mining divided by Bitcoin mined.
The Net electricity costs per Bitcoin mined increased from $18,127 for the year ended June 30, 2024 to $25,642 for the year ended June 30, 2025 primarily due to the halving event which occurred in April 2024 and an increase in the average global hashrate.
The Net electricity costs per Bitcoin mined increased from $10,971 for the year ended June 30, 2023 to $18,127 for the year ended June 30, 2024 primarily due to an increase in the average global hashrate.

Results of Operations
The following table summarizes our results of operation, disclosed in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2025 and 2024 and 2023.

	2025	2024	2023
	($ thousands)	($ thousands)	($ thousands)
Revenue:
Bitcoin Mining Revenue	$484,629	$184,087	$75,509
AI Cloud Services Revenue	16,394	3,105	—
Total revenue	501,023	187,192	75,509

Cost of revenue (exclusive of depreciation and amortization shown below):
Bitcoin Mining	(157,673)	(86,688)	(39,419)
AI Cloud Services	(1,319)	(379)	—
Total cost of revenue	(158,992)	(87,067)	(39,419)

Operating (expenses) income:
Selling, general and administrative expenses	(136,458)	(70,424)	(49,004)
Depreciation and amortization	(181,136)	(50,470)	(30,673)
Impairment of assets	(7,223)	—	(105,172)
Gain (loss) on disposal of property, plant and equipment	4,002	43	(6,628)
Other operating expenses	(13,302)	(8,074)	(4,971)
Other operating income	9,413	1,566	3,117
Total operating (expenses) income	(324,704)	(127,359)	(193,331)
Operating (loss) income	17,327	(27,234)	(157,241)

Other (expense) income:
Finance expense	(11,045)	(98)	(16,207)
Interest income	7,504	5,831	924
Increase (decrease) in fair value of assets held for sale	(2,160)	—	—
Realized gain (loss) on financial assets	(4,215)	4,121	—
Unrealized gain (loss) on financial instruments	77,518	(3,448)	—
Gain on partial extinguishment of financial liabilities	9,093	—	—
Gain (loss) on disposal of subsidiaries	—	—	3,258
Foreign exchange gain (loss)	(1,339)	(4,747)	(191)
Other non-operating income	817	108	20
Total other (expense) income	76,173	1,767	(12,196)

Income (loss) before taxes	93,501	(25,467)	(169,437)
Income tax (provision) benefit	(6,560)	(3,453)	(2,390)
Net income (loss)	$86,941	$(28,920)	$(171,827)
Comparison of the years ended June 30, 2025 and 2024
Bitcoin mining revenue
Our Bitcoin mining revenue for the years ended June 30, 2025 and 2024, was $484.6 million and $184.1 million, respectively. This revenue was generated from the mining and sale of 5,499 and 4,191 Bitcoin during the years ended June 30, 2025 and 2024, respectively. The $300.5 million increase in revenue comprises a $185.3 million increase attributable to the increase in the average Bitcoin price and a $115.2 million increase attributable to the increase in average operating hashrate during the year ended June 30, 2025 as compared to the year ended June 30, 2024, which was partially offset by the increase in the difficulty implied global hashrate during the same period. Average operating hashrate increased to 25.7 EH/s for the year ended June 30, 2025 from 6.6 EH/s for the year ended June 30, 2024.

AI Cloud Service revenue
Our AI Cloud Service revenue for the years ended June 30, 2025 and 2024, was $16.4 million and $3.1 million, respectively. This increase represents commencement of operations on February 5, 2024 and subsequent expansion in capacity.
Cost of revenue - Bitcoin Mining (exclusive of depreciation and amortization)
Cost of revenue - Bitcoin Mining consist of electricity charges, employee benefits, and other direct expenses incurred in generating Bitcoin mining revenue. Cost of revenue - Bitcoin Mining for the years ended June 30, 2025 and 2024 was $157.7 million and $86.7 million, respectively. This increase was primarily due to an increase in electricity charges reflecting an increase in average operating hashrate to 25.7 EH/s for the year ended June 30, 2025 from 6.6 EH/s for the year ended June 30, 2024 and an increase in employee benefits as a result of increased site headcount.
Cost of revenue - AI Cloud Services (exclusive of depreciation and amortization)
Cost of revenue - AI Cloud Services consist of electricity charges, employee benefits, and other direct expenses incurred in generating AI Cloud Services. Cost of revenue - AI Cloud Services for the years ended June 30, 2025 and 2024 was $1.3 million and $0.4 million, respectively. This increase was primarily due to an increase in employee benefits as a result of increased headcount following commencement of operations on February 5, 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of employee benefits expense, RECs, site expenses including property taxes, repairs and maintenance, stock-based compensation and professional fees, among other expenses. Selling, general and administrative expenses for the years ended June 30, 2025 and 2024 was $136.5 million and $70.4 million, respectively. This increase includes a $9.5 million increase in employee benefits expense related to a rise in the employee headcount as a result of expansion of business operations, a $4.9 million increase in the consumption of RECs as a result of continued expansion of the Childress site and a $19.0 million increase in stock-based compensation expense primarily related to the issuance of service-based RSUs to the Co-CEOs, the modification of certain stock-based payment awards and the amortization of RSUs issued to employees and directors during the year ended June 30, 2025. The increase also included a $9.9 million increase in professional fees, a $11.1 million increase in insurance costs, a $3.1 million increase in property taxes, and a $3.8 million increase in non-refundable provincial sales tax as a result of the expansion of our business operations and ongoing expenses as a publicly listed company.
Depreciation and amortization
Depreciation and amortization consist primarily of the depreciation of Bitcoin mining hardware, HPC hardware and data centers. Depreciation expense for the years ended June 30, 2025 and 2024 was $181.1 million and $50.5 million respectively. This increase was primarily due continued expansion at Childress, commissioning of hardware miners and GPUs and accelerated depreciation for the S19j Pro miners classified as held for sale during the year ended June 30, 2025.
Impairment of assets
Impairment of assets for the year ended June 30, 2025 and 2024 was $7.2 million and nil, respectively. In the year ended June 30, 2025, we recorded an impairment of $7.2 million related to the initial classification of the S19j Pro miners as held for sale in September 2024. See Note 12 of the consolidated financial statements included in this Annual Report on Form 10-K for further information.
Gain (loss) on disposal of property, plant and equipment
The net gain (loss) on disposal of property and equipment for the years ended June 30, 2025 and 2024 was a $4.0 million and nil, respectively. The net gain in June 30, 2025 relates to the exchange of Bitmain T21 mining hardware for miners of the same model and specification under the Bitmain S21XP exchange agreement. See Note 12 of the consolidated financial statements included in this Annual Report on Form 10-K for further information.
Other operating expenses
Other operating expenses for the years ended June 30, 2025 and 2024 was $13.3 million and $8.1 million, respectively. This increase was primarily due to the recognition of a loss contingency related to the NYDIG settlement of $20 million, partially offset by the release of the loss contingency related to the Goods and Services Tax (“GST”) appeal with the

Canada Revenue Agency ("CRA"). See Notes 6 and 16 of the consolidated financial statements included in this Annual Report on Form 10-K for further information.
Other operating income
Other operating income for the years ended June 30, 2025 and 2024 was $9.4 million and $1.6 million, respectively. The increase is primarily due to a $6.1 million increase in demand response program income at the Group’s site at Childress and a $1.7 million increase in insurance proceeds related to the theft of mining hardware in transit.
Finance expense
Finance expense for the years ended June 30, 2025 and 2024 was $11.0 million and $0.1 million, respectively. The increase was primarily related to interest expense on the convertible notes issued during the year ended June 30, 2025.
Interest income
Interest income for the years ended June 30, 2025 and 2024 was $7.5 million and $5.8 million, respectively. The increase in interest income was primarily related to an increase in average cash and cash equivalents balance in June 30, 2025 as compared to June 30, 2024.
Increase (decrease) in fair value of assets held for sale
Increase (decrease) in fair value of assets held for sale for the years ended June 30, 2025 and 2024 was $(2.2) million and nil, respectively. This decrease was primarily related to the change in fair value of the S19j Pro miners held for sale during the year ended June 30, 2025.
Realized gain (loss) on financial assets
Realized gain (loss) on financial assets represent a gain (loss) on the electricity purchased and subsequently resold under a power supply agreement at the Group’s Childress site. Realized gain (loss) recorded on financial assets for the years ended June 30, 2025 and 2024 was $(4.2) million and $4.1 million, respectively. See Note 10 of the consolidated financial statements included in this Annual Report on Form 10-K for further information.
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on financial instruments for the years ended June 30, 2025 and 2024 was $77.5 million and $(3.4) million, respectively. The unrealized gain (loss) during the year ended June 30, 2025 relates to the changes in fair value of the Capped Call Transactions and Prepaid Forward Transactions. The unrealized gain (loss) during the year ended June 30, 2024 relates to fixed price contracted amounts under a power supply agreement at the Group’s Childress site. See Note 10 of the consolidated financial statements included in this Annual Report on Form 10-K for further information on the unrealized loss during the year ended June 30, 2024.
Gain on partial extinguishment of financial liabilities
Gain on partial extinguishment of financial liabilities for the years ended June 30, 2025 and 2024 was $9.1 million and nil, respectively. The gain was primarily related to a supplemental agreement with Bitmain, which decreased the amount due under existing purchase option arrangements for mining hardware. See Note 14 of the consolidated financial statements included in this Annual Report on Form 10-K for further information.
Foreign exchange gain (loss)
Foreign exchange gain (loss) for the years ended June 30, 2025 and 2024 was $(1.3) million and $(4.7) million, respectively. The decrease in the loss was primarily relating to foreign exchange movements in the translation of assets and liabilities held in currencies other than the functional currency of the company holding the asset or liability. Effective July 1, 2024, IREN Limited changed its functional currency from AUD to USD. During the years ended June 30, 2025 and 2024, we used USD as our presentation currency; however, certain subsidiaries in the Group used AUD, CAD, or USD as their functional currencies.

Income tax (provision) benefit
Income tax (provision) benefit for the years ended June 30, 2025 and 2024 was an expense of $(6.6) million and $(3.5) million, respectively. The year-over-year increase was driven primarily by higher deferred tax expense from accelerated tax depreciation on mining hardware, along with additional provisions for uncertain tax positions and higher non-recoverable withholding taxes in certain jurisdictions.
Net income (loss)
Net income (loss) for the years ended June 30, 2025 and 2024 was $86.9 million and $(28.9) million respectively. The increase in income loss is primarily attributable to the increase in Bitcoin revenue and the changes in the fair value of the Capped Call Transactions and Prepaid Forward Transactions during the year ended June 30, 2025.
Comparison of the years ended June 30, 2024 and 2023
Bitcoin mining revenue
Our Bitcoin mining revenue for the years ended June 30, 2024 and 2023 was $184.1 million and $75.5 million, respectively. This revenue was generated from the mining and sale of 4,191 and 3,259 Bitcoins during the years ended June 30, 2024 and 2023, respectively. The $108.6 million increase in revenue comprises a $67.6 million increase attributable to the increase in the average Bitcoin price and $41.0 million increase attributable to the increase in average operating hashrate during the year ended June 30, 2024 as compared to the year ended June 30, 2023, which was partially offset by the increase in the difficulty implied global hashrate during the same period. Average operating hashrate increased to 6.6 EH/s for the year ended June 30, 2024 from 2.7 EH/s for the year ended June 30, 2023.
AI Cloud Service revenue
Our AI Cloud Service revenue for the years ended June 30, 2024 and 2023, was $3.1 million and nil, respectively. AI Cloud Service revenue generated during the year ended June 30, 2024 comprised revenue generated from the provision of HPC and AI services to customers.
Cost of revenue - Bitcoin Mining (exclusive of depreciation and amortization)
Cost of revenue - Bitcoin Mining consist of electricity charges, employee benefits, and other direct expenses incurred in generating Bitcoin mining revenue. Cost of revenue - Bitcoin Mining for the years ended June 30, 2024 and 2023 was $86.7 million and $39.4 million, respectively. This increase was primarily due to an increase in electricity charges reflecting an increase in average operating hashrate to 6.6 EH/s for the year ended June 30, 2024 from 2.7 EH/s for the year ended June 30, 2023.
Cost of revenue - AI Cloud Services (exclusive of depreciation and amortization)
Cost of revenue - Bitcoin Mining for the years ended June 30, 2024 and 2023 was $0.4 million and nil, respectively. Cost of revenue - AI Cloud Services consist of electricity charges, employee benefits, and other direct expenses incurred in generating AI Cloud Services. The Group commenced AI Cloud Services operations in February 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of employee benefits expense, RECs, site expenses including property taxes, repairs and maintenance, stock-based compensation and professional fees, among other expenses. Selling, general and administrative expenses for the years ended June 30, 2024 and 2023 was $70.4 million and $49.0 million, respectively. This increase includes a $9.3 million increase in stock-based compensation expense related to amortization expenses recorded in relation to incentives issued under our 2022 Long-Term Incentive Plan and 2023 Long-Term Incentive Plan, a $3.0 million increase in employee benefits expense related to a rise in the employee and contractor headcount, as a result of expansion of business operations, and a $1.8 million increase professional fees including $1.7 million securities class action legal fees. Additionally, the increase reflects costs associated with the expansion of our business operations and ongoing expenses as a publicly listed company, including a $1.3 million increase in insurance, a $1.3 million in sponsorship and marketing, and $1.0 million related to non-refundable PST, respectively.

Depreciation and amortization
Depreciation and amortization consist primarily of the depreciation of Bitcoin mining hardware, HPC hardware and data centers. Depreciation expense for the years ended June 30, 2024 and 2023 was $50.5 million and $30.7 million respectively. This increase was primarily due to the increase in commissioning of assets at Childress, accelerated depreciation for S19j Pro miners scheduled to be sold during the year ended June 30, 2024, and commissioning of GPUs in February 2024.
Impairment of assets
Impairment of assets for the year ended June 30, 2024 and 2023 was nil and $105.2 million, respectively. In the year ended June 30, 2023, we recorded an impairment of $105.2 million which included an impairment of $90.5 million of mining hardware, $13.0 million related to mining hardware prepayments, $1.1 million related to development assets and $0.6 million related to goodwill.
Gain (loss) on disposal of property, plant and equipment
The net gain (loss) on disposal of property, plant and equipment for the years ended June 30, 2024 and 2023 was a nil and $(6.6) million, respectively. During the year ended June 30, 2023 a net loss of $(6.6) million on disposal of mining hardware and other assets was recognized. No such sales occurred during the year ended June 30, 2024.
Other operating expenses
Other operating expenses for the years ended June 30, 2024 and 2023 was $8.1 million and $5.0 million, respectively. This increase was primarily due to a $1.3 million increase related to non-refundable GST and a $1.8 million increase related to legal expenses.
Other operating income
Other operating income for the years ended June 30, 2024 and 2023 was $1.6 million and $3.1 million, respectively. Other income generated during the year ended June 30, 2024 primarily comprised of $1.6 million revenue generated for our participation in an ERCOT demand response program at the Group’s site at Childress. During the year ended June 30, 2023 a net gain of $3.1 million on disposal of other assets was recognized. No such sales occurred during the year ended June 30, 2024.
Finance expense
Finance expense for the years ended June 30, 2024 and 2023 was $0.1 million and $16.2 million, respectively. The decrease from the year ended June 30, 2023 primarily related to interest expense on borrowings including late fees and interest charged on third-party loans held by the Non-Recourse SPVs which were deconsolidated during the year ended June 30, 2023 and as such did not recur.
Interest income
Interest income for the years ended June 30, 2024 and 2023 was $5.8 million and $0.9 million, respectively. The increase was primarily related to interest income earned on cash and cash equivalents.
Realized gain (loss) on financial assets
Realized gain (loss) on financial assets represent a gain on the electricity purchased and subsequently resold under a power supply agreement at the Group’s Childress site. Realized gain recorded on financial asset for the years ended June 30, 2024 and 2023 was $4.1 million and nil, respectively. See Note 10 of the consolidated financial statements included in this Annual Report on Form 10-K for further information.
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on financial instruments for the years ended June 30, 2024 and 2023 was $3.4 million and nil, respectively. See Note 10 of the consolidated financial statements included in this Annual Report on Form 10-K for further information.

Gain (loss) on disposal of subsidiaries
Gain (loss) on disposal of subsidiaries for the years ended June 30, 2024 and 2023 was nil and $3.3 million, respectively. During the year ended June 30, 2023 a net gain of $3.3 million on the deconsolidation of the Non-Recourse SPVs was recognized, which occurred on February 3, 2023. No such sales occurred during the year ended June 30, 2024.
Foreign exchange gain (loss)
Foreign exchange gain (loss) for the years ended June 30, 2024 and 2023 was $4.7 million and $0.2 million, respectively. The increase was primarily relating to foreign exchange movements in the translation of assets and liabilities held in currencies other than the functional currency of the company holding the asset or liability. During the years ended June 30, 2024 and 2023 we used the USD as our presentation currency; however, the companies in the Group use the AUD, CAD, or the USD as their functional currencies.
Foreign currency transactions were translated into each entity’s functional currency using the exchange rates prevailing at the dates of the transactions. Accordingly, foreign exchange gains and losses resulting from the settlement of such transactions and the translation at financial period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in profit or loss.
Income tax (provision) benefit
Income tax (provision) benefit for the years ended June 30, 2024 and 2023 was an expense of $3.5 million and $2.4 million, respectively. The increase was primarily due to deferred tax expense in relation to accelerated tax depreciation utilized on mining hardware.
Net income (loss)
Net income (loss) for the years ended June 30, 2024 and 2023 was $28.9 million and $171.8 million respectively. The decreased loss is primarily attributable to the increase in Bitcoin revenue and the decrease in the impairment of assets during the year ended June 30, 2024.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $564.5 million, and for the year ended June 30, 2025, we had net income (loss) of $86.9 million and net operating cash inflow of $245.9 million.
Our primary sources of liquidity and capital during the year ended June 30, 2025 included available cash and cash equivalents, proceeds from sales under our at-the-market facilities, proceeds from issuances of convertible notes and cash inflows from operations. Historically, our primary cash requirements have been for working capital needs to support capital expenditure for our data center platform, equipment financing, including the purchase of additional Bitcoin miners and GPUs, as well as investments in growth and development initiatives.
Based on our current operating plans and business conditions, we believe that our existing cash and cash equivalents, expected cash flows from operations and proceeds from financing activities will be sufficient to satisfy our anticipated liquidity requirements for the next 12 months and for the reasonably foreseeable future.
Our liquidity outlook could be adversely affected by events that materially reduce our access to the capital markets or impair our production capabilities, including, but not limited to our ability to maintain our existing operations, failure to effectively execute our growth strategies, the impact of Bitcoin halving events, significant increases in electricity costs not accompanied by corresponding increases in the price of Bitcoin, and broader deteriorating macroeconomic conditions.
The total number of Ordinary shares outstanding as of August 15, 2025, is 271,980,494.We continue to monitor funding markets for opportunities to raise additional debt, equity or equity-linked capital to fund further capital or liquidity needs, and growth plans.
At-the market facilities
We are party to an At Market Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co., Compass Point Research & Trading, LLC, Canaccord Genuity LLC, Citigroup Global Markets and Macquarie Capital (USA) Inc. On August 28, 2025, we amended and restated the Sales Agreement to reflect the change in our filing status with the SEC and to add J.P. Morgan Securities LLC. See “Item 9B. Other Information” for further information. Pursuant to the amended and restated Sales Agreement, we may offer and sell our Ordinary shares from time to time in an amount not to exceed the lesser of the amount registered on an effective registration statement and for which we have filed a prospectus, and the amount authorized from time to time to be issued and sold under the Sales Agreement by the Board. We may increase the amount of our Ordinary shares that may be sold from time to time pursuant to the Sales Agreement in accordance with the terms of the Sales Agreement. As of August 15, 2025, we had issued 57,542,602 Ordinary shares under the Sales Agreement at varying prices generating an aggregate of $635.1 million in gross proceeds, and we have $364.9 million remaining available for sale under our prospectus supplement relating to the Sales Agreement and related registration statement.
Convertible notes
On December 6, 2024, we issued $440 million aggregate principal amount of 2030 Convertible Notes. The 2030 Convertible Notes will mature on June 15, 2030, unless earlier converted or redeemed or repurchased by us. Before the close of business on the business day immediately before March 15, 2030, noteholders will have the right to convert their 2030 Convertible Notes only upon the occurrence of certain events. On or after March 15, 2030 until the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 2030 Convertible Notes at any time at their election. We will generally have the right to elect to settle conversions by paying or delivering, as applicable, cash, Ordinary shares or a combination of cash and Ordinary shares. The initial conversion rate is 59.4919 Ordinary shares per $1,000 principal amount of 2030 Convertible Notes, which represents an initial conversion price of approximately $16.81 per Ordinary share. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the 2030 Convertible Notes) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
On June 13, 2025, we issued $550 million aggregate principal amount of the 2029 Convertible Notes. The 2029 Convertible Notes will mature on December 15, 2029, unless earlier converted or redeemed or repurchased by us. Before the close of business on the business day immediately before September 17, 2029, noteholders will have the right to convert their 2029 Convertible Notes only upon the occurrence of certain events. On or after September 17, 2029 until the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 2029 Convertible Notes at any time at their election. We will generally have the right to elect to settle conversions by paying or delivering, as applicable, cash, Ordinary shares or a combination of cash and Ordinary shares. The initial conversion rate is 73.3229 Ordinary shares per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of approximately $13.64 per Ordinary share. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the 2029 Convertible Notes) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
In connection with each offering of the Convertible Notes, we entered into Capped Call Transactions. The Capped Call Transactions are expected generally to reduce potential dilution to our Ordinary shares upon any conversion of each series of the Convertible Notes and/or offset any payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Call Transactions will expire upon the maturity of the relevant series of Convertible Notes.
Also in connection with each offering of the Convertible Notes, we entered into Prepaid Forward Transactions. The Prepaid Forward Transactions are generally intended to facilitate privately negotiated derivative transactions, including swaps, between the forward counterparty or its affiliates and investors in such series of Convertible Notes relating to our Ordinary shares. As a result, the Prepaid Forward Transactions are expected to allow the investors to establish short positions that generally correspond to (but may be greater than) commercially reasonable initial hedges of their investment in the relevant series of Convertible Notes. The Prepaid Forward Transaction will expire shortly after the maturity of such Convertible Notes.
Hardware Purchase Contracts
We currently have approximately 1.9k NVIDIA H100 and H200 GPUs installed and operational.
On July 3, 2025 we announced that we entered into a purchase order with respect to an additional approximately 1.3k NVIDIA B200 GPUs and 1.1k NVIDIA B300 GPUs for a total purchase price of approximately $130 million, which are to be delivered by the end of calendar year 2025 and installed at our Prince George site.

On August 23, 2025, we terminated part of the July purchase order and entered into equipment lease pursuant to which we agreed to refinance $102 million of the purchase price, with the remaining amounts under the July purchase order to be funded from existing cash.
Further in August 2025, we entered into a purchase order with respect to an additional approximately 4.2k NVIDIA B200 GPUs for a total purchase price of approximately $193 million and entered into a further purchase agreement for approximately 1.2k NVIDIA B300 GPUs for a total purchase price of approximately $71.4 million. We also procured approximately 1.2k NVIDIA GB300’s through an equipment lease as detailed below. These additional GPUs are expected to be delivered by end of calendar year 2025 and will be installed at our Prince George site.
In fiscal year 2025, we took delivery of approximately 199,000 miners from Bitmain Technologies Delaware Limited (“Bitmain”) and made contractual payments to Bitmain of $587.3 million. Another $79.7 million in contractual payments is due to Bitmain in fiscal year 2026. As part of the payments made in fiscal year 2025, in January 2025, we entered into a miner exchange agreement with Bitmain pursuant to which we agreed to upgrade part of our existing fleet with approximately 9,000 S21 XP miners for a net total purchase price of approximately $36 million.
Equipment Leasing Agreements
As noted above, on August 23, 2025 we entered into an arrangement pursuant to which we secured $102 million in financing for the prior purchase of approximately 1.0k NVIDIA B200 GPUs and 1.2k NVIDIA B300 GPU’s. The financing is structured as a 36-month lease for 100% of the purchase price of the GPUs, with fixed monthly lease payments of $2.8 million. The financing structure incorporates a fair market value purchase option which, at the sole discretion of the Company upon maturity of the 36-month term, allows for the acquisition of the GPU’s at the lower of its prevailing fair market value and 18% of the initial purchase cost of approximately $102 million.
Further, on August 28, 2025 we entered into an arrangement pursuant to which we secured approximately $96 million in financing to support the acquisition of approximately 1.2k NVIDIA GB300 GPUs. The financing is structured as a 24-month lease for 100% of the purchase price of the GPUs, with fixed monthly lease payments of $4.4 million. The financing structure also incorporates a $1 buyout option at the sole discretion of the Company upon maturity of the 24-month term.
IREN Limited has provided a parent guarantee with respect to both equipment leases. See Note 24 to our audited financial statements for the year ended June 30, 2025, included in this Annual Report on Form 10-K for further information.
Off-Balance Sheet Arrangements
During the years ended June 30, 2025, 2024 and 2023, we did not have any material off-balance sheet arrangements.
Historical Cash Flows
The following table sets forth a summary of our historical cash flows for the years ended June 30, 2025, 2024 and 2023 presented.

	Year Ended June 30,
	2025	2024	2023
	($ thousands)	($ thousands)	($ thousands)
Net cash from (used in) operating activities	245,886	52,219	5,729
Net cash from (used in) investing activities	(1,380,487)	(498,466)	(71,467)
Net cash from (used in) financing activities	1,294,735	782,626	28,558
Net cash and cash equivalents increase/(decrease)	160,134	336,379	(37,182)
Cash and cash equivalents at the beginning of the period	404,601	68,894	109,970
Effects of exchange rate changes on cash and cash equivalents	(209)	(672)	(3,894)
Net cash and cash equivalents at the end of the period	$564,526	$404,601	$68,894

Operating activities
Comparison of cash flows for the years ended June 30, 2025 and 2024
Our net cash from operating activities was $245.9 million for the year ended June 30, 2025, compared to net cash from operating activities of $52.2 million for the year ended June 30, 2024.
In addition, our net cash from (used in) operating activities was $245.9 million for the year ended June 30, 2025, compared to net income of $86.9 million. The increase in net income to net cash from (used in) operating activities primarily reflects non-cash adjustments of $164.4 million, which include depreciation and amortization of $181.1 million, stock-based compensation expense of $42.6 million, other (income) expense of $11.8 million and impairment of assets of $7.2 million.
Depreciation and amortization reflects ongoing investment in property, plant, and equipment, and stock-based compensation reflects the amortization expense associated with the issuance of equity incentives. Included in other (income) expense of $11.8 million are $4.2 million of other transaction costs associated with the Convertible Notes, and other non-cash movements included in selling general and administrative expenses and other operating expenses. These were partially offset by a unrealized gain on financial instruments of $77.5 million, gain on partial extinguishment of financial liabilities of $9.1 million and a net gain on disposal of property, plant and equipment of $4.0 million. Other non-cash items, including realized gains on financial assets, foreign exchange losses, amortization of debt issuance costs, change in fair value of assets held for sale and other miscellaneous items, collectively contributed $11.6 million. Refer to “—Results of Operations” for further detail of associated costs.
Changes in operating assets and liabilities resulted in a net cash decrease of $5.4 million, primarily due to an increase in prepayments and deposits of $22.2 million, attributable to increases in electricity prepayments for the year ended June 30, 2025 as compared to the year ended June 30, 2024, and an increase in accounts receivable and other receivables and deferred revenue of $9.7 million and $1.7 million, respectively, reflecting the timing of collections and revenue recognition for AI Cloud Services Revenue. This was partly offset by increases in accounts payable and accrued expenses of $16.7 million reflecting increased payables relating to Group expansion activities, and a $6.5 million decrease in financial asset, current to nil for the year ended June 30, 2025 as compared to the year ended June 30, 2024, on transition to a spot price and actual usage electricity contract.
Comparison of cash flows for the years ended June 30, 2024 and 2023
Our net cash from operating activities was $52.2 million for the year ended June 30, 2024, compared to net cash from operating activities of $5.7 million for the year ended June 30, 2023.
In addition, our net cash from (used in) operating activities was $52.2 million for the year ended June 30, 2025, compared to net loss of $28.9 million. The increase in net loss to net cash from (used in) operating activities primarily reflects non-cash adjustments of $69.8 million, which include depreciation and amortization of $50.5 million and stock-based compensation expense of $23.6 million. These were partially offset by a realized gain on financial asset of $4.1 million. Refer to “—Results of Operations” for a further detail of associated costs.
Changes in operating assets and liabilities resulted in a net cash increase of $11.4 million, primarily due to increases in accounts payable and accrued expenses of $10.1 million reflecting increased payables relating to Group expansion activities for the year ended June 30, 2024 as compared to the year ended June 30, 2023.
Investing activities
Comparison of cash flows for the years ended June 30, 2025 and 2024
Our net cash used in investing activities was $1,380.5 million for the year ended June 30, 2025, compared to net cash used in investing activities of $498.5 million for the year ended June 30, 2024. For the year ended June 30, 2025, the increase in cash outflows of $882.0 million was attributable to an increase in payments for computer hardware prepayments, payments for property, plant and equipment net of mining hardware prepayments, payments consisting of prepayments and other assets, and proceeds from disposal of property, plant and equipment.
Payments for computer hardware prepayments included payments relating to mining and HPC hardware, which were paid in respect of the Hardware Purchases Agreements as outlined in “—Hardware Purchase Contracts”. Our $573.5 million payment for property, plant and equipment net of mining hardware prepayments primarily related to the continuing expansion of our data center capacity at Childress, including Horizon 1, and commencement of construction at the Sweetwater 1 and Sweetwater 2 sites.
Prepayments and other assets paid included a $13.5 million payment relating to connection deposits paid in connection with the 1,400MW Sweetwater data center site and an additional $3.6 million electricity security deposit paid in relation to security deposits in relation to the Mackenzie site.
Comparison of cash flows for the years ended June 30, 2024 and 2023
Our net cash used in investing activities was $498.5 million for the year ended June 30, 2024, compared to net cash used in investing activities of $71.5 million for the year ended June 30, 2023. For the year ended June 30, 2024, the increase in cash outflows of 427.0 million was attributable to an increase in payments for mining hardware prepayments, payments for property, plant and equipment net of mining hardware prepayments, payments consisting of prepayments and deposits, and a decrease in proceeds from disposal of property, plant and equipment and proceeds from the release of deposits.
Payments for mining hardware prepayments included payments relating to mining hardware which were paid in respect of various hardware purchases agreements during the year ended June 30, 2024. Our $141.9 million payment for property, plant and equipment net of mining hardware prepayments primarily related to the continuing expansion of our data center capacity at Childress and the purchase of equipment in connection with the expansion into AI Cloud Services at our data center in Prince George. Prepayments and deposits paid included a $12.2 million payment relating to connection deposits paid in connection with the 1,400MW Sweetwater data center site and an additional $5.5 million electricity security deposit paid in relation to security deposits in relation to the Mackenzie site. Proceeds from release of deposits for the year ended June 30, 2024 decreased by $18.4 million, as compared to the year ended June 30, 2023 primarily relating to the return of connection deposits paid in relation to the Childress site.
Financing activities
Comparison of cash flows for the years ended June 30, 2025 and 2024
Net cash from financing activities was $1,294.7 million for the year ended June 30, 2025, compared to net cash from financing activities of $782.6 million for the year ended June 30, 2024. For the year ended June 30, 2025, our cash inflows comprised primarily of $601.8 million in net proceeds from the issuance of 69,074,101 shares under the Sales Agreement pursuant to our at-the-market program and $701.2 million in net proceeds from the issuance of the convertible notes.
Comparison of cash flows for the years ended June 30, 2024 and 2023
Net cash from financing activities was $782.6 million for the year ended June 30, 2024, compared to net cash from financing activities of $28.6 million for the year ended June 30, 2023. For the year ended June 30, 2024, our cash inflows comprised primarily of $731.7 million in net proceeds from the issuance of 106,658,108 shares under the Sales Agreement pursuant to our at-the-market program and $51.4 million in net proceeds from the issuance of 13,252,781 shares under the Purchase Agreement pursuant to our equity line of credit.
Contractual Obligations
As of June 30, 2025, the Group had commitments of $368.8 million, as compared to $194.6 million as of June 30, 2024. The increase in total commitments was primarily due to an increase in commitments related to our expansion into HPC and AI services and includes committed capital expenditure on computer hardware and infrastructure related to site development at Horizon 1 at the Childress site and the Sweetwater 1 data center site. The commitments set forth above do not reflect commitments related to hardware purchase agreements entered into after June 30, 2025 as described under “—Hardware Purchase Contracts” above.
Assuming the remaining outstanding 2030 Convertible Notes and 2029 Convertible Notes are not converted into Ordinary shares, repurchased or redeemed prior to maturity, (i) annual interest payments of approximately $14.3 million in each calendar year from 2025 through 2030 in connection with the 2030 Convertible Notes and annual interest payments of approximately $19.6 million in each calendar year from 2025 through 2029 in connection with the 2029 Convertible Notes and (ii) principal for each of the Convertible Notes upon maturity, for a total of $990 million, will be payable under the terms of the Convertible Notes. Refer to Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Research and Development, Patents and Licenses, etc.
We are building proprietary data centers that continue to be refined through research and development efforts to further optimize the operational environment and efficiencies, including targeting stable performance during high and low temperature periods, as well as the life of our hardware.
One recent focus area has been on implementing power cost optimization initiatives at our Childress site in Texas, which enable the transition between Bitcoin mining and energy trading to optimize profitability.
We are also pursuing a strategy of expanding and diversifying our revenue sources into new markets, and we are continuing to diversify into HPC and AI services pursuant to that strategy. We currently have approximately 1,900 NVIDIA GPUs operating in our data center facilities that are able to provide HPC and AI services to third party customers.
Design, research and development have not been significant components of our business, however such activities may become more significant in the future.
Critical Accounting Estimates
Stock-based compensation expense
We measure the cost of stock-based compensation awards granted to employees in accordance with ASC 718, Compensation—Stock Compensation. The grant-date fair value of equity-classified awards is determined using valuation models such as the Black-Scholes-Merton option-pricing model and Monte Carlo simulations, which reflect the specific terms of the award. In applying these models, management uses judgment in estimating key assumptions, including expected volatility, grant-date stock price, expected term of the award, and the risk-free interest rate. See Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for the key assumptions.
Estimation of useful lives of assets
We determine the estimated useful lives, residual values, and related depreciation expense for property, plant, and equipment based on historical experience and expected future usage. Determining useful lives requires judgment and is subject to uncertainty, particularly in industries where assets may become obsolete due to technological innovation or changes in business strategy. If actual useful lives are shorter than those originally estimated, depreciation expense will increase. In addition, assets that are determined to be obsolete, non-strategic, abandoned, or sold are written down or written off, which could result in material charges to earnings.
Income taxes
The determination of income tax expense and the recognition of deferred tax assets require significant judgment due to uncertainties in the interpretation of complex tax laws, changes in tax legislation, and the amount and timing of future taxable income. These uncertainties could require management to revise its expectations, which may materially impact the recognition and measurement of deferred tax assets and liabilities, as well as the provision for income taxes recorded in the consolidated statement of operations.
Deferred tax assets are recognized for deductible temporary differences and net operating loss carryforwards when it is more likely than not that such assets will be realized. Management establishes a valuation allowance to reduce deferred tax assets to the amount expected to be realized. In evaluating realizability, management considers projections of future taxable income within the relevant tax jurisdictions and other available sources of taxable income. Changes in these estimates or assumptions could result in adjustments to the carrying amounts of deferred tax assets and liabilities, which could have a material impact on our results of operations.
Impairment of long-lived assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. This process includes (i) identifying whether an indicator of impairment exists, (ii) assessing recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted cash flows expected to result from its use and eventual disposition, and (iii) if the asset group is not recoverable, measuring the impairment loss as the excess of the carrying amount over fair value. Actual future outcomes could result in different conclusions that could materially affect the consolidated financial statements.

Loss contingencies
In the ordinary course of business, we may be involved in legal proceedings, claims and governmental and/or regulatory reviews. Management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these matters. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential outcomes. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. The accruals may change in the future due to new developments in each matter or changes in our litigation strategy. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our estimates or outcomes relating to these matters.
Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on our consolidated results of operations, financial condition and/or consolidated cash flows.
Functional currency determination
The functional currency of the Company and its subsidiaries is the currency of the primary economic environment in which each entity operates. Functional currency is determined based on the factors outlined in ASC 830, Foreign Currency Matters, and requires management judgment in evaluating the primary economic environment. The Company reassesses the functional currency of its entities if events and circumstances indicate that the underlying economic environment has changed. Significant changes in these factors could result in a change to the functional currency.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Market Value of Bitcoin
Our revenue is primarily comprised of the value of Bitcoin rewards and transaction fees we earn by mining. As such, our operating results and financial condition are substantially affected by fluctuations and long-term trends in the value of Bitcoin. Bitcoin has its own unique dynamic in terms of valuation, reward rates and similar factors. Any of these factors could lead to material adverse changes in the market for Bitcoin, which could in turn result in substantial damage to or even the failure of our business.
A 10% increase or decrease in the market value of Bitcoin over the course of the fiscal year ended June 30, 2025, would have increased or decreased our revenue by $48.4 million for the year and would have had a material effect on our total revenue as at that date. However, given we sell Bitcoin to generate revenue and cover operating expenses, including capital expenditures, during the year, increases or decreases in the market value of Bitcoin would have resulted in increased or decreased total revenue for the year ended June 30, 2025. We are exposed to daily price risk on Bitcoin rewards we generate through contributing computing power to mining pools. Bitcoin rewards are typically liquidated on a daily basis in exchange for the USD or CAD market value thereof and no Bitcoin was held at the reporting period end. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Performance”.
Currency Risk
Our functional and presentation currency is in United States dollars, however, we undertake certain transactions denominated in foreign currency and are exposed to foreign currency risk through foreign exchange rate fluctuations. Foreign exchange risk arises from future commercial transactions and recognized financial assets and financial liabilities denominated in a currency that is not the entity's functional currency. The risk is measured using sensitivity analysis and cash flow forecasting. The Company's exposure to foreign currency risk arises when a Company entity holds a financial asset or liability in a currency other than the functional currency of that entity.
As of June 30, 2025, we had $144.9 million net exposure to the Canadian dollar, primarily in intercompany receivables. A strengthening or weakening of Canadian dollar exchange rate by 10% would increase the Income (loss) before taxes by $13.2 million or decrease the Income (loss) before tax by $16.1 million, respectively.

As of June 30, 2025, we had $1.9 million net exposure to the Australian dollar, primarily related to sales tax and lease liabilities. A strengthening or weakening of the Australian dollar exchange rate by 10% would not have a material impact to Income (loss) before tax.
As we continue our business expansion, we expect to face continued exposure to exchange rate risk from the Canadian and Australian dollar.
Cost of Power Risk
Mining Bitcoin is a highly power-intensive process, with electrical power required both to operate the mining machines and to dissipate the significant amount of heat generated by operating the machines. In the fiscal year ended June 30, 2025, the cost of power represented 31% of our Bitcoin mining revenue. A 10% increase or decrease in the cost of power over the course of the fiscal year ended June 30, 2025 would have increased or decreased our Income (loss) before taxes by $14.8 million for the year.
Price Risk
The Company is exposed to daily price risk on Bitcoin rewards it generates through contributing computing power to mining pools. Bitcoin rewards are liquidated on a daily basis and no Bitcoin is held as of June 30, 2025.
Interest Rate Risk
We have limited exposure to interest rate risk, which is the risk that a financial instrument’s value will fluctuate as a result of changes in the market interest rates on variable interest-bearing financial instruments. As of June 30, 2025, we do not use derivatives to mitigate interest rate exposures. Our cash and cash equivalents consist either of balances available on demand or term deposits, which are held with regulated financial institutions. A 1% increase or decrease in interest rates would have increased or decreased our Income (loss) before taxes by $2.1 million for the year.
Credit Risk
Our exposure to credit risk is primarily related to its potential counterparty credit risk with AI Cloud Services customers, exchanges, mining pools, regulated financial institutions and brokers. We mitigate potential counterparty credit risk with AI Cloud Services customers by engaging with counterparties that we believe possess strong creditworthiness based on their credit quality and other factors. Additionally, we mitigate credit risk associated with mining pools and exchanges by maintaining relationships with various alternative mining pools and transferring fiat currency to its Australian bank account on a regular basis. Our cash and cash equivalents consists of balances held with regulated, listed financial institutions. We regularly monitor industry developments and concentration risks with each financial institution and primarily hold balances on demand with A-1 rated institutions (based on Standard & Poor’s ratings). We have a number of brokers onboarded that can trade on our ATM Facility and we reconcile trades on a regular basis to mitigate against broker credit risk.
Liquidity Risk
The Company is exposed to liquidity risk and is required to maintain sufficient liquid assets (mainly cash and cash equivalents) and available borrowing facilities to be able to pay contractual obligations as and when they become due and payable. The Company manages liquidity risk by continuously monitoring forecast and actual cash flows and matching the maturity profiles of financial assets and liabilities. The Company regularly updates cash projections for changes in business and fluctuations in the Bitcoin price.

IREN Limited
Contents

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See our audited consolidated financial statements beginning at page F-1.
F-1

Reports of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
IREN Limited
Opinion on the financial statements
We have audited the accompanying consolidated statements balance sheets of Iris Energy Limited and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 28, 2025 expressed an unqualified opinion.
Transition from IFRS to US GAAP
As discussed in Note 3 to the consolidated financial statements, the Company transitioned its basis of accounting from International Financial Reporting Standards (“IFRS”) to accounting principles generally accepted in the United States (“U.S. GAAP”) as of June 30, 2025, and has retroactively restated its comparative financial information.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Bitcoin Mining Revenue
As described further in note 2 to the consolidated financial statements, the Company recognizes revenue in accordance with under ASC Topic 606, Revenue from Contracts with Customers. The Company operates data center infrastructure supporting the verification and validation of Bitcoin blockchain transactions in exchange for Bitcoin, referred to as Bitcoin mining. The Company has entered into arrangements with mining pools, whereby computing power is directed to the mining pools in exchange for non-cash consideration in the form of Bitcoin. The provision of computing power is the only performance obligation in the contract with the mining pool operators. Bitcoin mining revenue comprises of the block reward and transaction fees bundled together in a gross daily deposit of Bitcoin into the Company’s exchange wallet. Bitcoin received from the mining pool operator are remitted to the pool participants’ wallets net of the fees of the mining pool operator. The mining pool operator fees are reflected in the quantity of Bitcoin received by the Company and recorded as a reduction in Bitcoin mining revenue. We identified Bitcoin mining revenue as a critical audit matter.
The principal considerations for our determination that the Bitcoin mining revenue is a critical audit matter are due to the significant judgment in the determination of how existing accounting principles generally accepted in the United States of America should be applied in the accounting for and disclosure of Bitcoin mining revenue and complexities involved in auditing completeness and occurrence of the revenue recognized. Given these considerations, the related audit effort in evaluating management’s judgments was extensive and required a high degree of auditor judgment.
Our audit procedures related to Bitcoin mining revenue included the following, among others:
–We evaluated management’s rationale for the application of ASC Topic 606 to account for its Bitcoin received, which included evaluating the provisions of the contract between the Company and the mining pools;
–We assessed the adequacy of the Company’s disclosures in the financial statements about Bitcoin mining revenue;
–We tested Bitcoin received directly to the blockchain using our own node and the corresponding cash settlement using the third-party exchange data and the Company’s bank statements; and
–We conducted substantive analytical procedures, with high degree of precision, which include tests of the accuracy and completeness of the underlying data, such as confirmation of certain data with third parties.
We have served as the Company’s auditor since 2023.
/s/ Raymond Chabot Grant Thornton LLP
Montreal, Canada
August 28, 2025

Board of Directors and Shareholders
IREN Limited
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of IREN Limited and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2025, and our report dated August 28, 2025 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Raymond Chabot Grant Thornton LLP
Montreal, Quebec
August 28, 2025

IREN Limited
Consolidated Balance Sheets
As at June 30, 2025 and 2024

(in USD thousands, except share and per share data)	Note	June 30, 2025	June 30, 2024
Assets
Current assets
Cash and cash equivalents		$564,526	$404,601
Accounts receivable, net		1,564	152
Deposits and prepaid expenses	9	45,908	11,888
Derivative assets	14	5,756	—
Financial assets	10	—	6,530
Income taxes receivable	22	2,581	—
Other receivables	11	20,838	29,214
Total current assets		641,173	452,385

Non-current assets
Property, plant and equipment, net	12	1,930,567	441,371
Operating lease right-of-use asset, net	17	1,463	1,336
Deposits and prepaid expenses	9	32,916	257,300
Financial assets	10	211,617	—
Derivative assets	14	122,100	—
Other non-current assets		486	427
Total non-current assets		2,299,150	700,434
Total assets		$2,940,323	$1,152,819

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	16	$144,115	$45,494
Operating lease liability, current portion	17	404	289
Income taxes payable	22	—	1,389
Deferred revenue		884	2,558
Other liabilities, current portion		3,945	1,342
Total current liabilities		149,347	51,072

Non-current liabilities
Operating lease liability, less current portion	17	1,063	1,032
Convertible notes payable	18	962,765	—
Deferred tax liabilities	22	7,971	3,125
Income taxes payable, less current portion	22	1,454	—
Other liabilities, less current portion		234	117
Total non-current liabilities		973,488	4,274
Total liabilities		1,122,835	55,346

Commitments and contingencies (See Note 23)

Stockholders' equity
Ordinary shares, no par value; 999,999,999 shares authorized; 258,103,209 and 187,864,454 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	19	2,355,056	1,764,289
B Class shares, $0.72 par value; 2 shares authorized; and 2 shares issued and outstanding as of June 30, 2025 and June 30, 2024	19	—	—
Additional paid-in capital		88,672	51,286
Retained earnings (accumulated deficit)		(596,167)	(683,110)
Accumulated other comprehensive income (loss)		(30,073)	(34,994)
Total stockholders' equity		1,817,488	1,097,471
Total liabilities and stockholders' equity		$2,940,323	$1,152,819
See accompanying Notes to Consolidated Financial Statements.

IREN Limited
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the years ended June 30, 2025, 2024, and 2023

(in USD thousands, except share and per share data)		Years ended June 30,
	Note	2025	2024	2023
Revenue:
Bitcoin Mining Revenue		$484,629	$184,087	$75,509
AI Cloud Services Revenue		16,394	3,105	—
Total revenue		501,023	187,192	75,509

Cost of revenue (exclusive of depreciation and amortization shown below):
Bitcoin Mining	4	(157,673)	(86,688)	(39,419)
AI Cloud Services	4	(1,319)	(379)	—
Total cost of revenue		(158,992)	(87,067)	(39,419)

Operating (expenses) income:
Selling, general and administrative expenses	5	(136,458)	(70,424)	(49,004)
Depreciation and amortization	12	(181,136)	(50,470)	(30,673)
Impairment of assets	12	(7,223)	—	(105,172)
Gain (loss) on disposal of property, plant and equipment	12	4,002	43	(6,628)
Other operating expenses	6	(13,302)	(8,074)	(4,971)
Other operating income	7	9,413	1,566	3,117
Total operating (expenses) income		(324,704)	(127,359)	(193,331)
Operating (loss) income		17,327	(27,234)	(157,241)

Other (expense) income:
Finance expense		(11,045)	(98)	(16,207)
Interest income		7,504	5,831	924
Increase (decrease) in fair value of assets held for sale	13	(2,160)	—	—
Realized gain (loss) on financial assets	10	(4,215)	4,121	—
Unrealized gain (loss) on financial instruments	10, 14	77,518	(3,448)	—
Gain on partial extinguishment of financial liabilities	14	9,093	—	—
Gain (loss) on disposal of subsidiaries		—	—	3,258
Foreign exchange gain (loss)		(1,339)	(4,747)	(191)
Other non-operating income		817	108	20
Total other (expense) income		76,173	1,767	(12,196)

Income (loss) before taxes		93,501	(25,467)	(169,437)
Income tax (provision) benefit	22	(6,560)	(3,453)	(2,390)
Net income (loss)		$86,941	$(28,920)	$(171,827)

Net income (loss) per share of Ordinary shares:
Basic net income (loss) per share of Ordinary shares	21	$0.41	$(0.29)	$(3.14)
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	21	214,586,767	99,640,920	54,775,771

Diluted net income (loss) per share of Ordinary shares	21	$0.39	$(0.29)	$(3.14)
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	21	223,245,651	99,640,920	54,775,771

Net income (loss)		$86,941	$(28,920)	$(171,827)
Other comprehensive income (loss):
Change in foreign currency translation adjustments		4,921	(339)	(13,641)
Total comprehensive income (loss)		$91,862	$(29,259)	$(185,468)
See accompanying Notes to Consolidated Financial Statements.

IREN Limited
Consolidated Statements of Stockholders’ Equity
For the years ended June 30, 2025, 2024, and 2023

(in USD thousands, except share and per share data)	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2022	53,028,867	$926,581	$14,200	$(482,362)	$(21,014)	$437,405
Issuance of Ordinary shares – Committed Equity Facility, net of issuance costs	11,454,324	38,761	—	—	—	38,761
Issuance of Ordinary shares – restricted stock units	4,000	500	—	—	—	500
Issuance of Ordinary shares - third party issuance	260,286	15	—	—	—	15
Stock-based compensation	—	—	14,235	—	—	14,235
Change in foreign currency translation adjustments	—	—	—	—	(13,641)	(13,641)
Net income (loss)	—	—		(171,827)	—	(171,827)
Balance, June 30, 2023	64,747,477	$965,857	$28,435	$(654,189)	$(34,655)	$305,448
Issuance of Ordinary shares – Committed Equity Facility, net of issuance costs	12,887,814	49,717	—	—	—	49,717
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	108,063,868	746,999	—	—	—	746,999
Issuance of Ordinary shares – restricted stock units	104,559	118	—	—	—	118
Issuance of Ordinary shares – stock options	457,281	1,279	—	—	—	1,279
Issuance of Ordinary shares - third party issuance	106,687	319	—	—	—	319
Stock-based compensation	—	—	22,851	—	—	22,851
Change in foreign currency translation adjustments	—	—	—	—	(339)	(339)
Net income (loss)	—	—		(28,920)	—	(28,920)
Balance, June 30, 2024	186,367,686	$1,764,289	$51,286	$(683,109)	$(34,994)	$1,097,471
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	69,074,101	584,747	—	—	—	584,747
Issuance of Ordinary shares – restricted stock units	1,770,112	6,020	—	—	—	6,020
Stock-based compensation		—	37,386	—	—	37,386
Change in foreign currency translation adjustments	—	—	—	—	4,921	4,921
Net income (loss)	—	—	—	86,941	—	86,941
Balance, June 30, 2025	257,211,899	$2,355,056	$88,672	$(596,167)	$(30,073)	$1,817,488

See accompanying Notes to Consolidated Financial Statements.

IREN Limited
Consolidated Statements of Cash Flows
For the years ended June 30, 2025, 2024, and 2023

(in USD thousands)	Years ended June 30,
	2025	2024	2023
Operating activities
Net income (loss)	$86,941	$(28,920)	$(171,827)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	181,136	50,470	30,673
Impairment of assets	7,223	—	105,172
Change in fair value of assets held for sale	2,160	—	—
Other non-operating income	—	(108)	—
Realized (gain) loss on financial asset	4,215	(4,121)	—
Unrealized (gain) loss on financial instrument	(77,518)	3,448	—
Other (income) expense	11,811	—	(3,137)
Other finance expense	586	—	—
(Gain) loss on disposal of subsidiaries	—	—	(3,258)
(Gain) loss on disposal of property, plant and equipment	(4,002)	(43)	6,628
Foreign exchange loss (gain)	3,821	(3,507)	5,199
Gain on partial extinguishment of financial liabilities	(9,093)	—	—
Accrued interest related to hardware financing	—	—	11,223
Amortization of debt issuance costs	1,400	—	—
Amortization of capitalized borrowing costs	—	—	1,038
Stock-based compensation expense	42,642	23,636	14,356
Changes in assets and liabilities:
Accounts receivable and other receivables	(9,656)	(5,588)	17,641
Financial asset, current	6,530	—	—
Accounts payable and accrued expenses	16,689	10,072	(2,097)
Tax related receivables	(2,581)	—	—
Tax related liabilities	4,911	1,357	2,231
Other liabilities	2,718	409	(1,175)
Deferred revenue	(1,674)	2,558	—
Prepayments and deposits	(22,227)	2,940	(6,617)
Operating lease liabilities	(146)	(384)	(321)
Net cash from (used in) operating activities	245,886	52,219	5,729

Investing activities
Payments for property, plant and equipment net of hardware prepayments	(573,456)	(141,855)	(116,064)
Payments for computer hardware prepayments	(799,171)	(338,054)	—
Repayments/(advancement) of loan proceeds	—	—	2,291
Payments for prepayments and other assets	(19,502)	(18,600)	(7,363)
Proceeds from disposal of property, plant and equipment	11,172	43	32,488
Deconsolidation of Non-Recourse SPVs	—	—	(1,214)
Proceeds from release of deposits	470	—	18,395
Net cash from (used in) investing activities	(1,380,487)	(498,466)	(71,467)

IREN Limited
Consolidated Statements of Cash Flows (continued)
For the years ended June 30, 2025, 2024, and 2023

Financing activities
Payment of offering costs for committed equity facility	—	(213)	(1,012)
Payment of offering costs for the issuance of Ordinary shares - at-the-market offering	(1,069)	(733)	—
Repayment of borrowings	—	—	(9,432)
Proceeds from loan funded shares	876	503	—
Proceeds from convertible notes	701,211	—	—
Payment of borrowing transaction costs	(8,088)	—	(250)
Proceeds from committed equity facility	—	51,352	39,252
Proceeds from the issuance of Ordinary shares – at-the-market offering	601,805	731,717	—
Net cash from (used in) financing activities	1,294,735	782,626	28,558

Net increase (decrease) in cash and cash equivalents	160,134	336,379	(37,182)
Cash and cash equivalents at the beginning of the financial year	404,601	68,894	109,970
Effects of exchange rate changes on cash and cash equivalents	(209)	(672)	(3,894)
Cash, and restricted cash, end of period	$564,526	$404,601	$68,894

(in USD thousands)	Years ended June 30,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$(7,634)	$(213)	$(4,102)
Cash paid for income taxes	$—	$(1,419)	$—

Supplemental schedule of non-cash investing and financing activities:
Mining hardware finance prepayments made directly by third party financier	—	—	(3,420)
Additions to right of use assets in exchange for an operating lease liability	1,686	347	373
Share issuance proceeds under Committed Equity Facility	—	—	1,642
Unrealized gain (loss) on derivative assets	27,252	—	—
Unrealized gain (loss) on financial assets	45,400	—	—
ATM agent fees	18,101	23,143	—
Stock-based compensation - third party issuance	—	319	—
Reclassification of property and equipment to equipment held for sale	23,222	—	—
Issuance of Ordinary shares - restricted stock unit settlements	1,178	—	—
Property and equipment obtained in exchange transactions	49,207	—	—
See accompanying Notes to Consolidated Financial Statements

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023

Note 1. Organization
Nature of operations and corporate information
IREN Limited ("Company" or "Parent Entity") and the entities it controlled at the end of, or during, the year (collectively the "Group") is a leading owner and operator of next-generation data centers powered by 100% renewable energy (whether from clean or renewable energy sources or through the purchase of renewable energy certificates (“RECs”)). The Group’s data centers are purpose-built for power dense computing applications and currently support a combination of ASICs for Bitcoin mining and GPUs for HPC and AI Cloud Services). The Group operates data centers in the U.S. (Childress, Texas) and in Canada (Canal Flats, Mackenzie and Prince George in British Columbia). The Group is currently developing additional data centers in Sweetwater, Texas.
Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements
Basis of presentation and principles of consolidation
Effective July 1, 2025, the Company is required to report to the United States Securities and Exchange Commission (“SEC”) on domestic forms and comply with domestic company rules in the United States. As a result, the Company transitioned from International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”) to accounting principles generally accepted in the United States (“GAAP”) effective June 30, 2025 and has retroactively restated its comparatives. New accounting standards implemented subsequent to July, 1, 2024 were adopted on their required adoption date. Refer to Note 3. Adjustments for the transition to GAAP for additional information.

The accompanying audited consolidated financial statements (“Consolidated Financial Statements”) and these notes (these “Notes”) have been prepared in accordance with GAAP and the rules of the Securities and Exchange Commission (the “SEC”). The Consolidated Financial Statements are presented in U.S. dollars.
These Consolidated Financial Statements of the Group include the accounts of the Company and its controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.
Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Group’s Consolidated Financial Statements include estimates associated with determining the useful lives and recoverability of long-lived assets, valuation of derivatives and financial assets classified under Level 3 of the fair value hierarchy, stock-based compensation, legal accruals and contingent liabilities, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.
Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Group’s CODM is the Co-Chief Executive Officer (“CEO”). The Group operates as one operating segment and uses net income as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Group’s CODM regularly reviews

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
the Group’s expenses on a consolidated basis, as presented on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Group’s CODM does not evaluate operating segments using asset or liability information nor are there any other performance metrics or measures used to monitor the operations. Refer to Note 8. Segment information for further information regarding entity-wide disclosures.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, and other short-term, highly liquid investments with original maturities of three months or less from the date of purchase that are readily convertible to known amounts of cash and subject to an insignificant risk of changes in value.
Accounts receivable, net
Accounts receivable, net consists primarily of amounts due from the Group’s AI cloud services customers. Accounts receivable are recorded at amortized cost, net of an allowance for expected credit losses under the current expected credit loss (“CECL”) impairment model, which reflects the Group’s estimate of the amount expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Group considers many factors, including the age of the balance, collection history, and current economic trends. Amounts are considered past due based on policy payment terms. Receivables are written off when collection efforts have been exhausted and the accounts are deemed uncollectible.
For the years ended June 30, 2025, 2024 and 2023, the Group determined that expected credit losses were not material, and accordingly, no material allowance for credit losses was recorded, and credit loss expense was not material for either period.
Deposits and prepaid expenses
Deposits and prepaid expenses primarily consist of security deposits, computer hardware prepayments and advanced payments for goods or services. These amounts are capitalized or expensed on a straight-line basis over the period in which the related goods or services are received. Amounts expected to be utilized within 12 months are classified as current; others are classified as non-current.
Revenue recognition
The Group recognizes revenue under Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Group expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the company satisfies a performance obligation

To identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A good or service (or bundle of goods or services) is distinct if both of the following criteria are met: (1) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and (2) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all the following:
•Variable consideration
•Constraining estimate of variable consideration
•The existence of a significant financing component in the contract
•Noncash consideration
•Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.
Bitcoin mining revenue
The Group operates data center infrastructure supporting the verification and validation of Bitcoin blockchain transactions in exchange for Bitcoin, referred to as “Bitcoin mining”. The Group’s revenue is derived from providing computing services to perform hash calculations to mining pools. The Group has entered into arrangements, as amended from time to time, with mining pool operators to provide computing services to perform hash calculations to the mining pools. The provision of computing services to perform hash calculations to mining pools is part of the Group’s ongoing operations. The Group has the right to decide the point in time and duration for which it will provide computing services. As a result, the Group’s enforceable right to compensation only begins when, and continues as long as, the Group provides computing services to perform hash calculations to the mining pool. Either party may terminate the contract at any time without penalty. Upon termination, the mining pool operator (i.e., the customer) is required to pay the Group any amount due related to previously satisfied performance obligations. As either party is able to terminate the agreement at any time without penalty, the contract continuously renews throughout the day and therefore, the duration of the contract is less than 24 hours. The Group has determined that this renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates. There is no significant financing component in these transactions.
In exchange for providing computing services to perform hash calculations, which represents the Company’s only performance obligation, the Company is entitled to non-cash consideration in the form of cryptocurrency, calculated under the Full Pay Per Share ("FPPS") payout methods which contain three components, (1) a fractional share of the fixed cryptocurrency award from the mining pool operator (referred to as a “block reward”), (2) transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool operator, and (3) mining pool operating fees retained by the mining pool operator for operating the mining pool. The Company’s total compensation is the sum of the Company’s share of (a)block rewards and (b) transaction fees, less (c) mining pool operating fees.
1.The block reward earned by the Company is calculated by the mining pool operator based on the proportion of hashrate the Company contributed to the mining pool to the total network hashrate used in solving the current algorithm. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool.
2.Transaction fees refer to the total fees paid by users of the network to execute transactions. Under FPPS, the Company is entitled to a pro-rata share of the total network transaction fees. The transaction fees paid out by the mining pool operator to the Company is based on the proportion of hashrate the Company contributed to the

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
mining pool to the total network hashrate. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool.
3.Mining pool operating fees are charged by the mining pool operator for operating the mining pool as set forth in a rate schedule to the mining pool contract. The mining pool operating fees reduce the total amount of compensation the Company receives and are only incurred to the extent that the Company has generated mining revenue pursuant to the mining pool operators’ payout calculation.
Because the consideration to which the Company expects to be entitled for providing computing services is entirely variable (block rewards, transaction fees and pool operating fees), as well as being non-cash consideration, the Company assesses the estimated amount of the variable non-cash consideration to which it expects to be entitled for providing computing services at contract inception and subsequently, to determine when and to what extent it is highly probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. For each contract under the FPPS payout method, the Company recognizes the non-cash consideration on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as the contract inception.
The Group measures the non-cash consideration received at the fair market value of the Bitcoin received. Management estimates fair value on a daily basis, as the quantity of Bitcoin received multiplied by the price quoted on Kraken on the day it was received. Management considers the prices quoted on Kraken to be a level 1 input under ASC Topic 820, Fair Value Measurement (“ASC 820”). The Group did not hold any Bitcoin on hand as at June 30, 2025 (June 30, 2024: Nil).
AI cloud services revenue
The Group generates AI cloud services revenue through the provision of AI cloud services, which may comprise one or more distinct performance obligations depending on the terms of the contract. These AI services include providing customers with access to scalable infrastructure for cloud computing, computational power, storage and support services in exchange for cash consideration. The Group recognizes revenue from the AI cloud services in line with ASC 606 guidance when it has satisfied its performance obligation, which occurs over time as access to the infrastructure for cloud computing, computational power, storage, and support services is provided to the customer. Revenue is measured based on the transaction price, which represents the amount of consideration the Group expects to be entitled to in exchange for providing services, exclusive of discounts and, where applicable, sales taxes collected on behalf of third parties. The steps involved in recognizing AI cloud services revenue are set out as follows:
•AI cloud services revenue is recognized as service revenue on a straight-line basis over the enforceable term of individual contracts which is typically the stated term. The Company satisfies its performance obligation as these services are provided over time. This pattern of recognition best reflects the transfer of control of services to the customer over time.
•Transaction price is determined as the list price of services (net of discounts) that the Company delivers to its customers, considering the term of each individual contract, and the ability to enforce and collect the consideration.
•Usage revenue (overage and consumption-based services) is recorded as AI cloud services revenue in the month the usage is incurred/service is consumed by the customer, based on a fixed agreed upon amount per unit consumed.

Other income
Other operating and non-operating income are recognized when the Group has an unconditional right to the consideration, the amount can be reasonably estimated, and collectability is probable.
Other operating income relates to income generated from a demand response program in Texas, insurance proceeds from the theft of miners in transit, and gain on disposal of coupons. The demand response program is designed to help ERCOT mitigate rolling blackouts. The Group receives recurring capacity payments for agreeing to curtail electricity consumption in response to abnormally high electricity demand or other grid emergencies. Income is generated by the Group’s

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
participation in this program at the site in Childress, Texas, and the revenue is recognized on a monthly basis depending on electricity related factors as determined by the operator.
Other non-operating income includes items such as interest income, government grants, and gains from the sale or disposal of non-current assets. Gains on asset disposals are recognized when the asset is derecognized and the gain is realized or realizable. The amount of income measured is based on the fair value of the consideration received or expected to be received.
Cost of revenues (exclusive of depreciation and amortization)
The Group’s cost of revenue consists of direct costs of generating revenue, such as electricity, employee benefits and other direct expenses, but excludes depreciation and amortization which is separately presented. Refer to Note 4. Cost of revenue for further information.
Selling, general and administrative expenses
The Group’s selling, general and administrative expenses consists primarily of professional fees, employee benefits, stock-based compensation, insurance, sponsorship and marketing, property tax and other general expenses. Refer to Note 5. Selling, general, and administrative expenses for further information.
Concentrations
During the years ended June 30, 2025 and 2024, the Group had one supplier of mining hardware and four suppliers of HPC hardware. During the years ended June 30, 2025, 2024 and 2023 the Group generated 97%, 98%, and 100% of its revenue, respectively, through the provision of computing power to three, three, and two mining pool operators, respectively.
Digital assets
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).
ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income (loss). The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024, with early adoption permitted.
The Group’s digital assets are within the scope of ASU 2023-08 and the Group elected to early adopt the new standard prospectively effective July 1, 2024. The transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Group’s digital assets and fair value.
The early adoption did not have a material impact on the Group’s consolidated financial statements, as the Group's policy is to liquidate digital assets nearly immediately (typically within a day). Accordingly, the Group did not hold any digital assets as of or during the year ended June 30, 2025.
In accordance with ASC Topic 350-60, Crypto Assets (“ASC 350-60”), the cash proceeds from the sales of digital assets are classified based on the holding period in which the bitcoin is held. Specifically, if digital assets are converted nearly immediately into cash, such sale qualifies as cash flows from operating activities.
Bitcoin represents non-cash consideration earned by the Group through providing computing services to perform hash calculations to mining pools. The Group determined bitcoin is sold nearly immediately (typically within a day) in accordance with ASC Topic 230-10-25-27A, Statements of Cash Flows (“ASC 230”). Accordingly, all proceeds from the

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
sale of bitcoin during the fiscal year ended June 30, 2025, 2024, and 2023, were classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.
Financial assets
Financial assets are initially measured at fair value. For assets measured at fair value through earnings, transaction costs are expensed as incurred. Subsequent measurement is based on the classification of the financial asset, which may include amortized cost or fair value through earnings.
Financial assets are derecognized when the contractual rights to receive cash flows from the asset expire or when the Group has transferred substantially all the risks and rewards of ownership. When collection is deemed uncollectible, the carrying amount of the financial asset is written off.
Financial assets at amortized cost
Financial assets, such as cash and cash equivalents, accounts receivable and other receivables (excluding sales tax receivables) are measured at amortized cost when the Company has the intent and ability to hold them for the foreseeable future or until maturity, and the assets are not designated under the fair value option.
Electricity financial asset
The Group recognizes the electricity financial assets at fair value upon initial recognition, as assets requires an upfront prepayment and therefore, does not meet the definition of a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). After initial recognition, these financial assets are remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The financial instrument is derecognized when the contractual rights to the cash flows from the asset expires or are transferred.
The Group measures the fair value of prepaid electricity using the forward price approach. The fair value is calculated by multiplying the quantity of electricity prepaid by a forward price for the Energy Reliability Council of Texas (“ERCOT”) West Load Zone market, which is the principal market for our electricity transactions. The forward prices are provided by OTC Global Holdings and reflect the expected future prices of electricity based on current market conditions and observable market data. The forward pricing inputs used in the fair value measurement of prepaid electricity are classified as Level 2 under the fair value hierarchy in accordance with ASC 820. Refer to Note 10. Financial assets for further information.
Financial liabilities
Accounts payable and accrued expenses are initially recognized at the fair value of the consideration received, net of transaction costs. The Group derecognizes financial liabilities when the Group’s obligations are discharged, cancelled or they expire. The difference between the carrying amount of the financial liability derecognized and the consideration paid and payable is recognized in earnings.
Fair value measurement
The Group’s financial assets and liabilities are accounted for in accordance with ASC 820 which defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:
•Level 1— Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2— Observable, market-based inputs, other than quoted prices included in Level 1, for the assets or liabilities either directly or indirectly.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
•Level 3—Unobservable inputs for the assets or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
Observable inputs are developed using market data obtained from sources independent of the Group, while unobservable inputs require significant management judgment and estimation. In some cases, the inputs used to measure an asset or a liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. Refer to Note 15. Fair value measurement for further information.
Property, plant and equipment
Property, plant and equipment are stated at cost, net of impairment, and is depreciated using the straight-line method over the estimated useful lives of the assets. Cost includes expenditures that are directly attributable to the acquisition of the asset and cost to prepare it for its intended use. Construction in progress is not depreciated until the work is completed and the assets are placed in service.
The estimated useful lives of the Group’s property, plant and equipment are generally as follows:

Useful life (in years)
Buildings	20
Plant and equipment	3-10
Mining hardware - S19j Pros[1]	2
Mining hardware - all other models	4
HPC hardware	5
Leasehold improvements	Lesser of the life of the lease or the useful life of the improvement
1During the year ended June 30, 2024, the Group reduced the useful life of its Bitmain Antminer S19jPros and Antminer S19 Pros (together the “S19j Pros”) to 2 years, refer to Note 12. All other models are depreciated over 4 years.

The residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at each reporting date.

Development assets consist of data center sites under development. Development assets are not depreciated until they are available for use. Once an asset becomes available for use, it is transferred to another category within property, plant and equipment and depreciated over its useful economic life.

Mining and HPC hardware include both installed hardware units and units that have been delivered but are in storage, yet to be installed. Depreciation of mining and HPC hardware commences once units are onsite and available for use.

Repair and maintenance costs incurred are expensed to ‘cost of revenue’ in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Upon the sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the Group’s Consolidated Balance Sheets in the relevant reporting period. Any resulting gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period in which the transaction occurs. Refer to Note 12. Property, plant and equipment, net for further information.
Assets held for sale
The Group classifies long-lived assets to be sold as held for sale in the period in which all of the following criteria are met:
1.Management, having the authority to approve the action, commits to a plan to sell the asset;

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
2.The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
3.An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;
4.The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Group’s control extend the period of time required to sell the asset beyond one year;
5.The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
6.Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Group initially measures long-lived assets that are classified as held for sale at the lower of their carrying amount or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of long-lived assets until the date of sale. The Group assesses the fair value of a long-lived asset less any costs to sell in each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Refer to Note 13. Assets held for sale for further information.
Impairment of long-lived assets
The Group reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset groups) may not be fully recoverable. The asset (or asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Group considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Group’s use of the acquired assets or the strategy for the Group’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded in the Group’s Consolidated Statements of Operations and Comprehensive Income (Loss). Impairment charges for long-lived assets were $7,223,000, nil and $105,172,000 for the years ended June 30, 2025, 2024 and 2023.
Leases
The Group determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Group’s use by the lessor. The Group’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Group is reasonably certain of not exercising, as well as periods covered by renewal options which the Group is reasonably certain of exercising. The Group also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss) over the lease term. For all periods presented, the Group only had operating leases. Refer to Note 17. Leases for further information.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
For leases with a term exceeding 12 months, an operating lease liability is recorded on the Group’s Consolidated Balance Sheets at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Group uses its incremental borrowing rate. While ASC Topic 842, Leases (“ASC 842”) requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease, the incremental borrowing rate may be used if the implicit rate cannot be readily determined. Generally, the Group does not have access to the information required to determine the rate implicit in the lease, therefore, its incremental borrowing rate is generally used as the discount rate for the lease. The incremental borrowing rate is the rate of interest that the Group would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. For the Group’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term.

For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Consolidated Balance Sheets as an accounting policy election. Leases qualifying for the short term lease exception were insignificant. Variable lease costs are recognized as incurred and primarily consist of common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.
The lease liability is separately disclosed on the Consolidated Balance Sheets. The liabilities which will be repaid within twelve months are recognized as current and the liabilities which will be repaid in excess of twelve months are recognized as non-current. The lease liability is subsequently measured by reducing the balance to reflect the principal lease repayments made and increasing the carrying amount by the interest on the lease liability.
The Group is required to remeasure the lease liability and make an adjustment in the following instances:
•The term of the lease has been modified or there has been a change in the Group’s assessment of a purchase option being exercised, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate.
•A lease contract is modified, and the lease modification is not accounted for as a separate lease, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate; and
•The lease payments are adjusted due to changes in the index or a change in expected payment under a guaranteed residual value, in which cases the lease liability is remeasured by discounting the revised lease payments using the initial discount rate.
However, if a change in lease payments is due to a change in a floating interest rate, a revised discount rate is used.
Derivatives
The Group evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments.
The Group does not elect to designate derivatives as hedges for accounting purposes and as such, records derivatives at fair value with subsequent changes in fair value and settlements recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Group classifies derivative assets or liabilities on the Consolidated Balance Sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date of the Consolidated Balance Sheets. Refer to Note 14. Derivatives for further information.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Embedded features within convertible notes
The Group evaluates and accounts for derivatives embedded in its convertible instruments in accordance with ASC 815. Accordingly, the Group has assessed if embedded derivatives should be separated from its host contract and accounted for as a separate derivative instrument based on whether all three ASC 815 criteria are met:
1.The economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract;
2.The hybrid instrument is not remeasured at fair value under GAAP with changes in fair value reported in earnings as they occur; and
3.A separate instrument with the same terms as the embedded derivative would be a derivative instrument. ASC 815 also provides an exception to this rule when the host instrument is deemed to be a conventional convertible debt instrument as defined in the FASB ASC topic.
The Group identified embedded derivatives in the convertible instruments issued, including conversion options and redemption rights. The Group determined that these embedded features should not be separated from its host contract and are accounted for as part of the convertible debt. Refer to Note 18. Convertible notes payable for further information.
Bitcoin purchase option
In June 2025, the Group entered into a supplemental agreement with Bitmain relating to outstanding payments under existing purchase option arrangements for mining hardware. As part of the amended terms, the Group is entitled to a Bitcoin purchase option upon settlement of the outstanding payments. The option allows the Group to acquire Bitcoin at a mutually agreed-upon price, subject to a six-month purchase period commencing on the date of payment. The Group may exercise the option in two equal tranches, with the right to purchase 50% of the Bitcoin at the end of each three-month interval during the purchase period.
In accordance with ASC 815, the Group evaluated the embedded feature to determine whether it should be separated from the host contract. The Group concluded that the Bitcoin purchase option meets the definition of an embedded derivative as it is not clearly and closely related to the host contract, the hybrid instrument is not measured at fair value through earnings, and the feature would meet the definition of a derivative if it were a freestanding instrument.
Accordingly, the embedded Bitcoin purchase option is bifurcated from the host contract and is accounted for separately as a derivative financial instrument. The derivative is initially and subsequently measured at fair value, with changes in fair value and any settlements recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Employee benefits
The Group provides benefits to its employees for paid absences including annual vacation leave and long-service leave. Annual leave vests to employees based on service and is typically taken within one year.
Long-service leave is an Australian employee entitlement that provides a paid leave benefit after a specified period of continuous service (generally 8 to 10 years). The Group’s policy is to accrue the cost of both annual leave and LSL as employees render service, in accordance with ASC 710-10.
Convertible debt
As discussed above in the Group’s Derivative accounting policy, convertible debt may contain embedded conversion features that must be first evaluated to determine if bifurcation and separate accounting would be required.
If the conditions are not met, the entire instrument will be accounted for as debt. The embedded conversion features in the Group’s convertible debt are deemed to be indexed to the Group’s Ordinary shares and meet the criteria for classification in

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
stockholder’s equity, and therefore derivative accounting does not apply. Therefore, the Group recognizes its convertible debt as Notes Payable on its Consolidated Balance Sheets, net of unamortized debt issuance costs. The associated debt issuance costs are amortized into interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) using the interest method over the term of the debt.
Refer to Note 18. Convertible notes payable for further information.
Other liabilities
Other liabilities primarily consist of employee benefit obligations, and accrued interest payable on convertible notes. These liabilities are classified as current when settlement is expected within 12 months of the balance sheet date and as non-current when settlement is expected beyond 12 months.
Ordinary shares
Ordinary shares are classified as an equity instrument. Incremental costs directly attributable to the issuance of ordinary shares are recognized as a reduction of equity, net of the related tax effect.
Stock-based compensation
The Group recognizes stock-based compensation expense for all stock-based awards made to employees, directors, consultants, and service providers, if any, including incentive stock options, non-qualified stock options, stock awards, and stock units based upon the estimated grant-date fair value of the awards.
The fair value of stock-based compensation awards is amortized over the vesting period, which is defined as the period during which a recipient is required to provide service in exchange for an award. The Group generally uses a graded vesting method for all grants. Awards with both market and service conditions are expensed over the vesting period for each separately vesting tranche. Forfeitures are estimated in accordance with ASC Topic 718 Stock Compensation (“ASC 718”) using historical experience and projected employee turnover. This estimate may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the prior estimate.
For more complex performance awards, including awards with market conditions, the fair value is estimated using the Black-Scholes-Merton option pricing model or Monte-Carlo simulations, which take into account the exercise price, the term of the option or the restricted stock units (“RSUs”), the impact of dilution, the share price at grant date, expected price volatility of the underlying share, the expected dividend yield and the risk-free interest rate for the term of the option, together with non-vesting conditions that do not determine whether the Group receives the services that entitle the employees to receive payment.
In accordance with ASC 718, stock-based compensation for awards with market conditions is recognized over the vesting period, regardless of whether the market condition is ultimately achieved will only be adjusted to the extent the service condition is not met.
If stock-based awards are modified, as a minimum, an expense is recognized as if the modification has not been made. An additional expense is recognized, over the remaining vesting period, for any modification that increases the total fair value of the stock-based compensation benefit as at the date of modification.
If stock-based awards are cancelled or settled during the vesting period (other than a grant cancelled by forfeiture when the vesting conditions are not satisfied), this is treated as an acceleration of vesting and the amount that otherwise would have been recognized for services received over the remainder of the vesting period will be recognized immediately through stock-based compensation expense in earnings.
The Group classifies its stock-based compensation within “Selling, general and administrative expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 20. Stock-based compensation for further information.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Income taxes
The Group complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.
A valuation allowance is recorded if it is more-likely-than-not that some portion, or all, of a deferred tax asset will not be realized. In evaluating whether a valuation allowance is needed, the Group considers all relevant evidence, including past performance, recent cumulative losses, projections of future taxable income, and the viability of tax planning strategies. If the Group subsequently determines that there is sufficient evidence to indicate a deferred tax asset will be realized, the associated valuation allowance is reversed.
The Group recognizes positions taken or expected to be taken in a tax return in the Consolidated Financial Statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. The Group recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of June 30, 2025, 2024, 2023.
Sales Taxes
Goods and Services Tax (“GST”), Provincial Sales Tax (“PST”), and other similar indirect taxes are levied by various jurisdictions on the purchase of goods and services.
The Company accounts for such taxes on a net basis, meaning revenue and expenses are recorded exclusive of recoverable sales taxes. Sales taxes collected from customers are excluded from revenue, and taxes paid to suppliers are excluded from expenses where they are recoverable from tax authorities.
For non-recoverable sales taxes incurred:
•If related to the acquisition or construction of an asset, the non-recoverable amount is capitalized as part of the asset’s cost.
•If related to other expenditures, the non-recoverable amount is expensed as incurred.
Sales tax amounts payable to or recoverable from tax authorities are presented separately in the balance sheets.
Net income (loss) per share of Ordinary shares attributable to Ordinary shareholders
The Group computes basic and diluted EPS for net income. Basic EPS is computed using net income and the weighted-average number of Ordinary shares outstanding. Diluted EPS is computed using net income and the weighted-average number of Ordinary shares outstanding plus any dilutive potential Ordinary shares outstanding, including stock options and restricted stock units, to the extent dilutive under the treasury-stock method, and potential shares of Ordinary shares issuable upon conversion of the Group’s convertible notes under the if-converted method. Refer to Note 21. Net income (loss) per share of Ordinary shares for further information.
Government grants
Grants from the government are recognized when receipt is probable and the related conditions have been met. Depending on the grant conditions, grants received may be deferred and recognized over the periods necessary to match the related costs.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Foreign currency
Effective July 1, 2024, the Parent Entity changed its functional currency from the Australian dollar (“AUD”) to USD. This change reflects the increase in USD-denominated activities and US-based investments, including capital raising in USD, capital and operational expenditures and revenues. The change has been accounted for prospectively, and prior period comparative figures have not been restated, in accordance with ASC Topic 830 Foreign Currency Matters (“ASC 830”).
The Group has consolidated subsidiaries that have a non-U.S. Dollar functional currency. Each of the Group’s subsidiaries determines its own functional currency and items of each subsidiary included in the Consolidated Financial Statements are measured using that functional currency. Assets and liabilities of foreign operations having a functional currency other than the U.S. Dollar are translated at the rate of exchange prevailing at the reporting date and revenues and expenses at average rates during the period. Foreign currency translation adjustments are reflected within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period. Foreign currency-denominated monetary assets and liabilities of the Company are translated using the rate of exchange prevailing at the reporting date, and non-monetary assets and liabilities measured at fair value are translated at the rate of exchange prevailing at the date when the fair value was determined. Revenues and expenses are measured at average rates during the period. Gains or losses on translation of these items are included in earnings. Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date.
Finance expense
Finance expense primarily consist of interest expense on the convertible notes and amortization of debt raise costs using the effective interest rate method.

Loss contingencies
In the ordinary course of business, the Group may be involved in legal proceedings, claims and governmental and/or regulatory reviews. The Group periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these matters. These estimates are developed, as applicable, in consultation with external legal counsel and are based on an analysis of potential outcomes.
In accordance with ASC Topic 450, Contingencies, (“ASC 450”) loss contingencies are accrued when, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. Such amounts are recognized within “accounts payable and accrued expenses” on the Consolidated Balance Sheets. If a loss is not probable or the amount cannot be reasonably estimated, no liability is recognized. Accruals are reviewed and may be adjusted as facts and circumstances evolve, including changes in legal strategy or developments in individual matters. Legal costs are expensed as incurred.
Additional paid-in capital
Additional paid-in capital primarily consists of amounts recognized in connection with equity-settled stock-based compensation awards, including stock options and restricted stock units classified as equity.
Recent accounting pronouncements
The Group continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Group’s financial reporting, the Group undertakes a study to determine the consequences of the change to its Consolidated Financial Statements and ensures that there are proper controls in place to ascertain that the Group’s Consolidated Financial Statements properly reflect the change.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the Chief Operating

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Decision Maker (“CODM”), the title and position of the CODM, and an explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Group for annual periods beginning after December 31, 2023; early adoption is permitted. The Group adopted ASU 2023-07 for our annual period beginning July 1, 2024, which did not have a material impact on the Consolidated Financial Statements.
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures (1) for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and (2) for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Group is currently evaluating the impact of adopting the standard.
In December 2023, the FASB issued ASU 2023-08. Refer to the Digital Assets accounting policy above for further information regarding the impact of early adoption on the Group’s Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Debt with Conversion and Other Options ("ASU 2024-04"). ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. The Group is currently evaluating the impact of adopting the standard.
In January 2025, FASB issued Update ASU 2025-01, Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2025-01 was issued to clarify the effective date for Update ASU 2024-03, Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Group is currently assessing the impact of adopting the standard.
Note 3. Adjustments for the transition to GAAP
The Consolidated Financial Statements for the year ended June 30, 2025 are the first the Group has prepared in accordance with GAAP. The Group previously prepared its financial statements, up to and including nine months ended March 31, 2025, in accordance with IFRS. Accordingly, the Group has prepared financial statements that comply with GAAP applicable as at June 30, 2025, together with the comparative year data for the years ended June 30, 2024 and 2023. This note explains the adjustments made by the Group in restating its GAAP financial statements for the current and comparative periods.
The effects of the GAAP transition on the Consolidated Balance Sheets as of June 30, 2025 and June 30, 2024 are presented below:

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023

		June 30, 2025
	Notes	IFRS	Effect of transition to GAAP	GAAP
(in USD thousands)
Assets
Current assets
Cash and cash equivalents		$564,526	$—	$564,526
Accounts receivable, net	C	—	1,564	1,564
Deposits and prepaid expenses		45,908	—	45,908
Derivative assets	A	127,856	(122,100)	5,756
Income taxes receivable		2,581	—	2,581
Other receivables	C	22,400	(1,564)	20,838
Total current assets		763,271	(122,100)	641,173

Non-current assets
Property, plant and equipment, net	B	1,930,484	83	1,930,567
Operating lease right-of-use asset, net	B	1,550	(87)	1,463
Computer hardware prepayments	C	3,068	(3,068)	—
Deposits and prepaid expenses	C	29,847	3,068	32,916
Financial assets		211,617	—	211,617
Derivative assets	A	—	122,100	122,100
Other non-current assets		486	—	486
Total non-current assets		2,177,052	122,096	2,299,150
Total assets		$2,940,323	$(4)	$2,940,323

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses		$124,113	$20,000	$144,115
Operating lease liability, current portion	B	361	43	404
Notes payable	A	706,042	(706,042)	—
Derivative liabilities	A	437,700	(437,700)	—
Accrued interest payable	C	1,545	(1,545)	—
Employee benefits	C	2,400	(2,400)	—
Provisions	C	20,000	(20,000)	—
Deferred revenue		884	—	884
Other liabilities, current portion	C	—	3,945	3,945
Total current liabilities		1,293,045	(1,143,699)	149,347

Non-current liabilities
Operating lease liability, less current portion	B	1,204	(141)	1,063
Notes payable	A	—	962,765	962,765
Deferred tax liabilities	C	8,112	(141)	7,971
Income taxes payable, less current portion		—	1,454	1,454
Employee benefits	C	234	(234)	—
Other liabilities, less current portion	C	—	234	234
Total non-current liabilities		9,550	963,937	973,488
Total liabilities		1,302,595	(179,760)	1,122,835

Stockholders' equity
Ordinary shares		2,355,056	—	2,355,056
B Class shares		—	—	—
Additional paid-in capital		88,672	—	88,672
Retained earnings (accumulated deficit)	A, B	(775,432)	179,265	(596,167)
Accumulated other comprehensive income (loss)	A, B	(30,569)	496	(30,073)
Total stockholders' equity		1,637,727	179,761	1,817,488
Total liabilities and stockholders' equity		$2,940,322	$1	$2,940,323

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023

		June 30, 2024
	Notes	IFRS	Effect of transition to GAAP	GAAP
(in USD thousands)
Assets
Current assets
Cash and cash equivalents		$404,601	$—	$404,601
Accounts receivable, net	C	—	153	152
Deposits and prepaid expenses		11,888	—	11,888
Financial assets		6,530	—	6,530
Other receivables	C	29,367	(153)	29,214
Total current assets		452,386	—	452,385

Non-current assets
Property, plant and equipment, net		441,371	—	441,371
Operating lease right-of-use asset, net	B	1,549	(213)	1,336
Computer hardware prepayments	C	239,841	(239,841)	—
Deposits and prepaid expenses	C	17,459	239,841	257,300
Other non-current assets		427	—	427
Total non-current assets		700,647	(213)	700,434
Total assets		$1,153,033	$(213)	$1,152,819

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	C	$32,119	$13,375	$45,494
Operating lease liability, current portion	B	214	75	289
Income taxes payable		1,389	—	1,389
Employee benefits	C	1,342	(1,342)	—
Provisions	C	13,375	(13,375)	—
Deferred revenue		2,558	—	2,558
Other liabilities, current portion	C	—	1,342	1,342
Total current liabilities		50,997	75	51,072

Non-current liabilities
Operating lease liability, less current portion	B	1,441	(409)	1,032
Deferred tax liabilities		3,125	—	3,125
Employee benefits	C	119	(119)	—
Other liabilities, less current portion	C	—	117	117
Total non-current liabilities		4,685	(409)	4,274
Total liabilities		55,682	(334)	55,346

Stockholders' equity
Ordinary shares		1,764,289	—	1,764,289
B Class shares		—	—	—
Additional paid-in capital		51,286	—	51,286
Retained earnings (accumulated deficit)	B	(683,231)	121	(683,110)
Accumulated other comprehensive income (loss)	B	(34,993)	(1)	(34,994)
Total stockholders' equity		1,097,351	120	1,097,471
Total liabilities and stockholders' equity		$1,153,033	$(214)	$1,152,819

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
The effects of the GAAP transition on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2025, 2024 and 2023 are presented below:

		Year ending June 30,
	Notes	2025	2024	2023
(in USD thousands)
Net income (loss) - IFRS		$(92,201)	$(28,955)	$(171,871)
Transition adjustments - Leases	B	(38)	35	44
Transition adjustments - Convertible notes	A	180,493	—	—
Transition adjustments - Tax		(1,313)	—	—
Net income (loss) - GAAP		$86,941	$(28,920)	$(171,827)
The effects of the GAAP transition on the Consolidated Statements of Cash Flows for the years ended June 30, 2025, 2024 and 2023 are presented below:

		June 30, 2025
(in USD thousands)	Note	IFRS	Effect of transition to GAAP	GAAP
Net cash used in operating activities	B, D	$(238,232)	$484,118	$245,886
Net cash used in investing activities	B	(895,858)	(484,629)	(1,380,487)
Net cash used in financing activities	D	$1,294,224	$511	$1,294,735

		June 30, 2024
(in USD thousands)	Note	IFRS	Effect of transition to GAAP	GAAP
Net cash used in operating activities	B, D	$(130,870)	$183,089	$52,219
Net cash used in investing activities	B	(314,880)	(183,586)	(498,466)
Net cash used in financing activities	D	$782,129	$497	$782,626

		June 30, 2023
(in USD thousands)	Note	IFRS	Effect of transition to GAAP	GAAP
Net cash used in operating activities	B, D	$(72,378)	$78,107	$5,729
Net cash used in investing activities	B	6,956	(78,423)	(71,467)
Net cash used in financing activities	D	$28,240	$318	$28,558
Notes to reconciliations
A.Convertible Notes
Under IFRS, the embedded derivatives related to the convertible notes were bifurcated from the debt host and measured at fair value through profit or loss at each reporting period. Under GAAP, although the embedded derivatives meet the definition of a derivative under ASC 815, they qualify for the exemption from bifurcation under ASC 815-10-15-74.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Accordingly, the embedded derivative is not separated from the convertible notes and is accounted for as part of the host contract. This accounting treatment difference results in the following transitional adjustments:
•Reversal of the previously recognized embedded derivative and any associated gains or losses arising from changes in fair value;
•Increase in the initial carrying amount of the debt host, partially offset by an increase in debt issuance costs capitalized;
•Adjustment to the effective interest rate on the convertible notes, resulting in a reduction of interest expense; and
•Reclassification of the debt host and the capped call derivative asset from a current to a non-current liability and asset, respectively.
B.Leases
Under IFRS, all leases were accounted for under a single lessee model. Under GAAP, leases are classified as either operating or finance leases in accordance with ASC 842. The Group determined that all of its leases should be classified as operating leases under GAAP. Accordingly, the following transitional adjustments were recognized in connection with the initial classification of leases under GAAP:
•Recalculated the right-of-use assets and lease liabilities to reflect ASC 842 assumptions;
•Reversed IFRS based depreciation and interest expense; and
•Recognized a single straight-line lease expense from lease commencement to the date of conversion.
C.Presentation under GAAP
Certain financial statement line items previously presented under IFRS have been renamed or reclassified to conform to the presentation requirements of GAAP.
D.Statements of Cash Flows
Under IFRS, cash proceeds from the sale of Bitcoin generated from mining activities were classified as investing activities in the Consolidated Statements of Cash Flows. Under GAAP, such cash proceeds are classified as operating activities in accordance with ASC Topic 230, Statement of Cash Flows (“ASC 230”) as:
•Bitcoin meets the definition of a crypto asset in accordance with ASC 350-60;
•Bitcoin is received in the ordinary course of business; and
•Bitcoin received is liquidated daily, which meets the definition of nearly immediately.
Accordingly, upon transition to GAAP, cash proceeds from the sale of Bitcoin mined have been reclassified from investing activities to operating activities.
Following the classification of the Group’s leases as operating leases under GAAP, the Consolidated Statement of Cash Flows was adjusted to remove repayments of lease liabilities previously presented within financing activities under IFRS and, instead, present changes in operating lease liabilities within operating activities in accordance with ASC 842.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Note 4. Cost of revenue
The components of cost of revenue (exclusive of depreciation and amortization) are as follows:

	Year ended June 30, 2025
(in USD thousands)	Bitcoin Mining	AI Cloud Services	Total
Electricity	$147,805	$249	$148,054
Employee benefits	7,520	823	8,343
Other direct expenses	2,348	247	2,595
Total cost of revenue	$157,673	$1,319	$158,992

	Year ended June 30, 2024
(in USD thousands)	Bitcoin Mining	AI Cloud Services	Total
Electricity	$81,563	$42	$81,605
Employee benefits	3,912	283	4,195
Other direct expenses	1,213	54	1,267
Total cost of revenue	$86,688	$379	$87,067

	Year ended June 30, 2023
(in USD thousands)	Bitcoin Mining	AI Cloud Services	Total
Electricity	$35,753	$-	$35,753
Employee benefits	2,928	-	2,928
Other direct expenses	738	-	738
Total cost of revenue	$39,419	$-	$39,419

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Note 5. Selling, general, and administrative expenses
The components of selling, general and administrative expenses are as follows:

	Years ended June 30,
(in USD thousands)	2025	2024	2023
Employee benefits	$27,533	$18,007	$14,969
Professional fees	18,001	8,080	6,271
Stock based compensation	42,642	23,636	14,356
Insurance	18,102	7,033	5,687
Renewable energy certificates	5,733	874	170
Property taxes	4,054	982	481
Non-refundable provincial sales tax	5,189	1,408	371
Sponsorships and marketing	2,884	2,051	716
Other selling, general and administrative expenses	12,320	8,353	5,983
Total selling, general and administrative expenses	$136,458	$70,424	$49,004

Note 6. Other operating expenses
The components of other operating expenses are as follows:

	Years ended June 30,
(in USD thousands)	2025	2024	2023
Loss on theft of PPE in transit	$1,724	$-	$-
Loss contingencies (Refer to note 16 for further information)	5,788	8,074	4,971
Other transaction costs	4,242	-	-
Write-off of deposit	1,548	-	-
Total other operating expenses	$13,302	$8,074	$4,971

Note 7. Other operating income
The components of other operating income are as follows:

	Years ended June 30,
(in USD thousands)	2025	2024	2023
Demand response program income	$7,715	$1,566	$-
Insurance income	1,699	-	-
Gain on disposal of coupons	-	-	3,117
Total other operating income	$9,413	$1,566	$3,117

Note 8. Segment information
As discussed in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements, the Group operates as one operating segment and uses net income as measures of profit or loss on a

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
consolidated basis in making decisions regarding resource allocation and performance assessment. Refer to the tables below for information regarding entity-wide disclosures.
Disaggregated revenue data by geographical region based on the location of the contracting entity within the operating segment is as follows:

	Years ended June 30,
(in USD thousands)	2025	2024	2023
Australia	$484,629	$184,087	$75,509
United States	—	—	—
Canada	16,394	3,105	—
Total revenue	$501,023	$187,192	$75,509

Long-lived assets, excluding deferred tax assets, are located in the following geographical locations:

(in USD thousands)	June 30, 2025	June 30, 2024
Australia	$1,748	$648
United States	1,626,521	420,217
Canada	337,162	279,569
Total long-lived assets	$1,965,431	$700,434
Note 9. Deposits and prepaid expenses
The components of deposits and prepaid expenses are as follows:

(in USD thousands)	June 30, 2025	June 30, 2024
Current
Prepayments	$33,015	$9,787
Security deposits	12,894	2,101
Total current deposits and prepaid expenses	$45,908	$11,888

Non-current
Security deposits	$29,847	$17,458
Computer hardware prepayment	3,068	239,842
Total non-current deposits and prepaid expenses	$32,916	$257,300

Total deposits and prepaid expenses	$78,824	$269,189
Prepayments
The increase in current prepayments primarily relates to electricity prepayments in relation to the Childress site which increased by approximately $23,736,000 due to the additional operational capacity that was commissioned during the year ended June 30, 2025.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Security deposits
Security deposits at June 30, 2025 and 2024 include deposits paid for expansion projects in British Columbia, Canada and West Texas, USA.
Computer hardware prepayment

Computer hardware prepayments represent payments made by the Group for the purchase of mining and AI hardware that are yet to be delivered as of June 30, 2025. These prepayments are in accordance with payment schedules set out in relevant purchase agreements with hardware manufacturers.

Computer hardware prepayments at June 30, 2024 include Bitcoin mining hardware prepayments of $203,783,000 and $36,058,000 relating to initial 10% non-refundable deposits for options to purchase further Bitcoin mining hardware.

Note 10. Financial assets
The following table presents the Group’s Consolidated Balance Sheets classification of financial assets carried at fair value:

(in USD thousands)
Financial assets	Balance Sheet Line	June 30, 2025	June 30, 2024
2030 Prepaid forward contract	Financial assets - Non current	$83,117	$—
2029 Prepaid forward contract	Financial assets - Non current	128,500	—
Electricity financial asset	Financial assets - Current	—	6,530
Total financial assets		$211,617	$6,530
The following table presents the effect of financial assets on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Years ended June 30,
Financial assets	Statement of Operations Line	2025	2024	2023
2030 Prepaid forward contract	Unrealized gain (loss) on financial instruments	$9,400	$—	$—
2029 Prepaid forward contract	Unrealized gain (loss) on financial instruments	36,000	—	—
Electricity financial asset	Unrealized gain (loss) on financial instruments	—	(3,448)	—
Electricity financial asset	Realized gain (loss) on financial asset	(4,215)	4,121	—
Total financial assets		$41,185	$673	$—

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
The following tables show the valuation techniques used in measuring Level 2 fair values for the financial instruments in the Consolidated Statements of Operations and Comprehensive Income (Loss), as well as the significant unobservable inputs used as at June 30, 2025:

Fair Value Hierarchy Level	Asset Description	Valuation Technique	Significant Inputs
Level 2	Prepaid Electricity - Financial asset	Forward Price Approach	Forward Prices from OTC Global Holdings
Level 2	2029 Prepaid forward contract	Analytical formula	Share price, risk free rate, dividend yield
Level 2	2030 Prepaid forward contract	Analytical formula	Share price, risk free rate, dividend yield
Prepaid Forward Contracts
2030 Prepaid Forward Contract
On December 6, 2024, the Group issued $440,000,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2030 (the "2030 Notes"). In conjunction with the offering of the 2030 Notes, the Group entered also into a prepaid forward share purchase contract (“2030 Prepaid Forward Contract”) transactions with a financial institution (“2030 Forward Counterparty”). Pursuant to the 2030 Prepaid Forward Contract transactions, the Group used $73,717,000 of the net proceeds from the offering of the 2030 Notes to fund the 2030 Prepaid Forward Contract. The aggregate number of shares of the Group’s Ordinary shares underlying the 2030 Prepaid Forward Contract was approximately 5,700,000 based on the last reported sale price on the pricing date of December 3, 2024. The contractual expiration date for the 2030 Prepaid Forward Contract is August 15, 2030. Upon settlement of the 2030 Prepaid Forward Contract, the 2030 Forward Counterparty will deliver to the Group cash until the Group receives shareholder approval to repurchase its ordinary shares pursuant to the terms of the 2030 Prepaid Forward Contract or is otherwise permitted to repurchase its ordinary shares pursuant to the terms of the 2030 Prepaid Forward Contract under the laws of the Group’s jurisdiction of incorporation and, thereafter, the number of ordinary shares underlying the 2030 Prepaid Forward Contract or the portion thereof being settled early.
The 2030 Prepaid Forward Contract is a separate transaction to the 2030 Notes entered into by the Group with the 2030 Forward Counterparty and is not part of the terms of the 2030 Notes and will not affect any holder’s rights under the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the 2030 Prepaid Forward Contract.
The 2030 Prepaid Forward Contract is classified as a non-current asset and remeasured to fair value at the end of each reporting period, with changes in fair value booked into Consolidated Statements of Operations and Comprehensive Income (Loss).
2029 Prepaid forward contract
On June 13, 2025, the Group issued $550,000,000 in aggregate principal amount of 3.50% Convertible Senior Notes due 2029 (the "2029 Notes"). In conjunction with the offering of the 2029 Notes, the Group entered also into a prepaid forward share purchase contract (“2029 Prepaid Forward Contract”) transactions with a financial institution (“2029 Forward Counterparty”). Pursuant to the 2029 Prepaid Forward Contract transactions, the Group used $92,500,000 of the net proceeds from the offering of the 2029 Notes to fund the 2029 Prepaid Forward Contract. The aggregate number of shares of the Group’s ordinary shares underlying the 2029 Prepaid Forward Contract was approximately 8,818,000 based on the last reported sale price on the pricing date of June 10, 2025. The contractual expiration date for the 2029 Prepaid Forward Contract is February 15, 2030. Upon settlement of the 2029 Prepaid Forward Contract, the 2029 Forward Counterparty will deliver to the Group cash until the Group receives shareholder approval to repurchase its ordinary shares pursuant to the terms of the 2029 Prepaid Forward Contract or is otherwise permitted to repurchase its ordinary shares pursuant to the terms of the 2029 Prepaid Forward Contract under the laws of the Group’s jurisdiction of incorporation and, thereafter, the number of ordinary shares underlying the 2029 Prepaid Forward Contract or the portion thereof being settled early.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
The 2029 Prepaid Forward Contract is a separate transaction to the 2029 Notes entered into by the Group with the 2029 Forward Counterparty and is not part of the terms of the 2029 Notes and will not affect any holder’s rights under the 2029 Notes. Holders of the 2029 Notes will not have any rights with respect to the 2029 Prepaid Forward Contract.
The 2029 Prepaid Forward Contract is classified as a non-current asset and remeasured to fair value at the end of each reporting period, with changes in fair value booked into Consolidated Statements of Operations and Comprehensive Income (Loss), as the contract includes provisions that could require cash settlement.
Electricity financial asset
A subsidiary of the Group previously entered into a Power Supply Agreement ("PSA") for the procurement of electricity at the Childress site.
Under the PSA, the subsidiary had the right to purchase a fixed quantity of electricity in advance at a fixed price however, the subsidiary had no obligation to take physical delivery of electricity purchased. For any unused electricity purchased, the subsidiary sold the unused electricity to the counterparty of the PSA at the prevailing spot price at the time of curtailment.
The PSA required an upfront prepayment and therefore, did not meet the definition of a derivative in accordance with ASC 815. Accordingly, the Group recognized the PSA as a financial asset at fair value through earnings.
An addendum to the PSA was signed on August 23, 2024 which allows for the purchase of electricity at spot price based on actual usage. The addendum resulted in the payment of a liquidation payment of $7,211,000 to exit positions previously entered into under the fixed quantity and price arrangements. As such, this liquidation fee is recognized as a realized loss on financial asset.
The addendum to the PSA does not meet the definition of a financial instrument, accordingly there is no corresponding financial asset recognized as at June 30, 2025.
During the years ended June 30, 2025, a realized loss of $4,215,000 (June 30, 2024: gain of $4,121,000) was incurred comprising of the liquidation payment of $7,211,000, realized loss of $452,000 on fixed price contracts incurred in July 2024, partially offset by the reversal of the $3,448,000 unrealized loss recorded on fixed price contracted amounts outstanding at June 30, 2024.
Note 11. Other receivables
The components of other receivables were as follows:

(in USD thousands)	June 30, 2025	June 30, 2024
GST receivable	$14,859	$7,844
Demand response program receivable	5,212	1,128
Interest receivable	637	1,472
Government grant receivable	-	2,078
Share issuances proceeds receivable	-	16,563
Other receivables	130	129
Total other receivables	$20,838	$29,214

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Note 12. Property, plant and equipment, net
The components of property and equipment were as follows:

(in USD thousands)	June 30, 2025	June 30, 2024
Mining hardware	$1,135,584	$177,766
HPC Hardware	76,001	33,315
Buildings	639,750	215,542
Plant and equipment	10,002	4,856
Land	13,086	3,601
Leasehold improvements	43	—
Construction in progress	237,734	102,946
Property and equipment, gross	2,112,200	538,026
Less: Accumulated depreciation	(181,246)	(71,050)
Less: Impairment	(385)	(25,605)
Property and equipment, net	$1,930,567	$441,371
Depreciation and amortization expense related to property, plant and equipment was $181,115,000, $50,415,000, and $30,636,000 for the years ended June 30, 2025, 2024, and 2023, respectively.
Changes in estimates
During the year ended June 30, 2024, the Group announced an intention to renew its current Bitcoin mining fleet to improve both hashrate and efficiency. As such, the Group intended to replace older miners consisting of the S19j Pros with the newer Bitmain S21 Pros, which resulted in changes in the expected usage of the S19j Pros. The S19j Pros, which were previously intended to be used for four years, were now expected to remain active until October 1, 2024. As a result, the expected useful life of the S19j Pros decreased, and their estimated residual value was equal to the secondary market price upon the expected selling date, which is estimated to be approximately $16,770,000.
Impairment
Impairment charges on property and equipment totaled $7,223,000 for the year ended June 30, 2025, primarily related to S19j Pro miners. The impairment was recorded as the estimated fair value of the assets was lower than their net carrying amount immediately prior to their initial classification as held for sale.
There was no impairment recorded for the year ended June 30, 2024.
For the year ended June 30, 2023, adverse changes in business climate, including decreases in the price of Bitcoin and resulting decrease in the market price of miners, indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of the Group’s miners to be less than their net carrying value as of December 31, 2022, and an impairment charge of approximately $105,172,000 was recognized. The estimated fair value of the Group’s miners was classified in Level 2 of the fair value hierarchy due to the quoted market prices for similar assets.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
The components of the impairment were as follows:

	Years ended June 30,
(in USD thousands)	2025	2024	2023
Goodwill	$-	$-	$603
Mining hardware	7,223	-	25,700
Mining hardware – Non-Recourse SPVs	-	-	64,824
Mining hardware prepayments	-	-	11,301
Mining hardware prepayments – Non-Recourse SPVs	-	-	1,660
Development assets	-	-	1,084
Impairment of assets	$7,223	$-	$105,172
Construction in progress
Development assets include costs related to the development of data center infrastructure at Childress, Texas and the Sweetwater 1 development project in Texas, U.S., along with other early-stage development costs. Depreciation will commence on the development assets as each phase of the underlying infrastructure becomes available for use.
Exercise of Bitmain option
On January 2, 2025, the Group exercised its option to buy 48,030 Bitmain S21 Pro (11.2 EH/s) and 30,000 Bitmain S21 XP (8.1 EH/s) for a total price of $411,350,000. The majority of miners have been delivered as of June 30, 2025.
Miner upgrade agreement
On January 22, 2025, a subsidiary of the Group entered into agreements with Bitmain to upgrade part of its existing fleet with 9,025 S21 XP miners. The 9,025 S21 XP miners have a total hashrate of 2.4 EH/s. Following the completion of the agreements, the net additional cash outlay for the S21 XP miners was approximately $35,840,000. All of the S21 XP miners have all been delivered as of June 30, 2025.
Bitmain T21 mining hardware
During the year ended June 30, 2025, Bitmain replaced 1.8 EH/s of Bitmain T21 miners under its warranty obligations, with miners of the same model and specification at no additional cost to the subsidiary of the Group that owned the miners.
This replacement transaction qualifies as a non-monetary exchange under ASC Topic 845 Non monetary transactions (“ASC 845”), as no cash or financial instruments were involved in the exchange. The subsidiary did not receive a right to receive any fixed or determinable number of currency units, and the replacement was completed solely through the exchange of non-monetary assets. Consequently, the replacement units received have been included as an addition in the property, plant and equipment reconciliation at their fair value on recognition of $25,204,000. The units returned have been included as a disposal in the property plant and equipment reconciliation at their carrying amount on disposal of $24,284,000.
The difference between the carrying amount of the faulty miners returned and the fair value of the new miners received resulted in the recognition of a gain in the Consolidated Statements of Operations and Comprehensive Income (Loss). Accordingly, a gain of $920,000 has been recognized as a "Gain on warranty" as set out in the table below:

	Years ended June 30,
(in USD thousands)	2025	2024	2023
Gain on warranty	$920	$-	$-
Gain (loss) on disposal of mining hardware	3,082	43	(6,628)
Total gain (loss) on disposal of property and equipment	$4,002	$43	$(6,628)

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Note 13. Assets held for sale

(in USD thousands)	S19j Pro miners held for sale	T21 miners held for sale	Total
Balance at 1 July 2024	$—	$—	$—
Transfer from property, plant and equipment	13,278	9,944	23,222
Mining hardware sold during the period	(10,998)	(9,944)	(20,942)
Change in fair value of held for sale assets	(2,160)	—	(2,160)
Foreign currency translation difference	(120)	—	(120)
Held for sale amount at 30 June 2025	$-	$-	$-
No depreciation is charged on assets classified as held for sale in line with the requirements of ASC Topic 360-10-45-9, Property, plant and equipment (“ASC 360”). The carrying value of assets transferred to held for sale is the lower of their carrying amount immediately before classification and their fair value less costs to sell.
No miners were classified as held for sale during the year ended June 30, 2024.
S19j Pro miners
During the year ended June 30, 2025, the Group classified approximately 54,080 S19j Pro miners as held for sale, in accordance with ASC 360-10-45-9, as the miners were no longer in use, were actively marketed for sale, and their sale was deemed highly probable. The total carrying value of the miners at the time of classification was approximately $13,278,000.
All of the S19j Pro miners classified as held for sale were sold during the year for total proceeds of approximately 10,998,000. As a result, the Group recognised a loss of $2,160,000 related to the change in fair value of the miners, which was recorded within ‘Increase (decrease) in fair value of assets held for sale’ on the Consolidated Statements of Operations and Comprehensive Income (Loss).
T21 miners
During the year ended June 30, 2025, approximately 4,150 T21 miners with a total carrying value of $9,944,000 were classified as held for sale in accordance with ASC 360-10-45-9. This classification was based on the miners no longer being in use and the high probability of sale. The T21 miners were subsequently sold during the year for total proceeds of $11,036,000, resulting in a gain on disposal of $1,092,000.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Note 14. Derivatives
The following table presents the Group’s Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		June 30, 2025		June 30, 2024
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin purchase option	Derivative assets - Current	$5,756	$—	$—	$—
Capped call transactions - 2030 Notes	Derivative assets - Non current	46,400	—	—	—
Capped call transactions - 2029 Notes	Derivative assets - Non current	75,700	—	—	—
Total derivatives		$127,856	$—	$—	$—
The following table presents the effect of derivatives on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Years ended June 30,
Derivative	Statement of Operations Line	2025	2024	2023
Derivatives not designated as hedging instruments:
Bitcoin purchase option	Unrealized gain (loss) on financial instruments	$3,918	$—	$—
Capped call transactions - 2030 Notes	Unrealized gain (loss) on financial instruments	3,500	—	—
Capped call transactions - 2029 Notes	Unrealized gain (loss) on financial instruments	24,700	—	—
Total gain (loss) on derivatives		$32,118	$—	$—
Capped Call Transactions
2030 Capped Call Transactions
In conjunction with the offering of the 2030 Notes, the Group used $44,352,000 of the proceeds from the 2030 Notes to enter into the Capped Call Transactions with certain financial institutions (“2030 Capped Call Transactions”), of which, $1,452,000 related to transaction costs and was immediately expensed in ‘Other operating expenses’ within the Consolidated Statements of Operations and Comprehensive Income (Loss).
The 2030 Capped Call Transactions are generally expected to reduce potential dilution to holders of the Group’s ordinary shares upon any conversion of the 2030 Notes and/or offset any cash payments the Group are required to make in excess of the principal amount of the 2030 Notes upon conversion of the 2030 Notes in the event that the market price per share of our Ordinary shares is greater than the strike price of the 2030 Capped Call Transactions, with such reduction and/or offset subject to a cap.
The 2030 Capped Call Transactions have an initial cap price of $25.86 per share, which represents a premium of 100% over the last reported sale price of the Ordinary shares of $12.93 per share on December 3, 2024 and is subject to certain adjustments under the terms of the 2030 Capped Call Transactions. Collectively, the 2030 Capped Call Transactions cover,

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
initially, the number of shares of the Ordinary shares underlying the 2030 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Notes.
The 2030 Capped Call Transactions are a separate transaction entered into by the Group with the option counterparties to the 2030 Notes and are not part of the terms of the 2030 Notes and will not affect any holder’s rights under the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the 2030 Capped Call Transactions.
The 2030 Capped Call Transactions are classified under ASC 815 as a non-current derivative asset and remeasured to fair value at the end of each reporting period, with changes in fair value booked into Consolidated Statements of Operations and Comprehensive Income (Loss), as the contract includes provisions that could require cash settlement.
2029 Capped Call Transactions
In conjunction with the offering of the 2029 Notes, the Group used $53,790,000 of the proceeds from the 2029 Notes to enter into the Capped Call Transactions ("2029 Capped Call Transactions") with certain financial institutions, of which, $2,790,000 related to transaction costs and was immediately expensed in ‘Other operating expenses’ within the Consolidated Statements of Operations and Comprehensive Income (Loss).
The 2029 Capped Call Transactions are generally expected to reduce potential dilution to holders of the Group's ordinary shares upon any conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2029 Notes upon conversion of the 2029 Notes in the event that the market price per share of our Ordinary shares is greater than the strike price of the 2029 Capped Call Transactions, with such reduction and/or offset subject to a cap.
The 2029 Capped Call Transactions have an initial cap price of $20.98 per share, which represents a premium of 100% over the last reported sale price of the ordinary shares of $10.49 per share on June 10, 2025 and is subject to certain adjustments under the terms of the 2029 Capped Call Transactions. Collectively, the 2029 Capped Call Transactions cover, initially, the number of shares of the ordinary shares underlying the 2029 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes.
The 2029 Capped Call Transactions are a separate transaction entered into by the Group with the option counterparties to the 2029 Notes and are not part of the terms of the 2029 Notes and will not affect any holder’s rights under the 2029 Notes. Holders of the 2029 Notes will not have any rights with respect to the 2029 Capped Call Transactions.
The 2029 Capped Call Transactions are classified as a non-current derivative asset and remeasured to fair value at the end of each reporting period, with changes in fair value booked into Consolidated Statements of Operations and Comprehensive Income (Loss), as the contract includes provisions that could require cash settlement.
The Group determined that the 2030 Capped Call Transactions and 2029 Capped Call Transactions are a Level 3 derivative asset given significant unobservable inputs are included in its valuation. The Group estimates the fair value of the derivative using the Black-Scholes-Merton pricing model, which includes several inputs and assumptions including the risk-free interest rate, dividend yield, and the expected stock-price volatility. The following table represents the significant fair value assumptions used for Capped Call Transactions as at June 30, 2025:

	2030 Capped Call	2029 Capped Call
Closing share price	$14.57	$14.57
Long strike price	$16.81	$13.64
Short strike price	$25.86	$20.98
Risk free interest rate	3.72%	3.69%
Dividend yield	nil	nil
Expected volatility	50%	50%

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Volatility is a measure of the expected change in variables over a fixed period of time. Some financial instruments benefit from an increase in volatility and others benefit from a decrease in volatility. Generally, for a long position in an option, an increase in volatility would result in an increase in the fair values of financial instruments.

The following table reconciles the movement in the fair value of the Capped Call Transactions:

(in USD thousands)	2030 Called Call	2029 Capped Call	Total
Balance as at July 1, 2024	$-	$-	$-
Fair value at issuance date	42,900	51,000	93,900
Unrealized gain (loss) recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss)	3,500	24,700	28,200
Balance as at June 30, 2025	$46,400	$75,700	$122,100
Bitcoin purchase option
In June 2025, the Group entered into a supplemental agreement with Bitmain relating to outstanding payments under existing purchase option arrangements for mining hardware. Under the revised terms, the Group is required to pay a lower amount than the outstanding balance to fully settle the obligation, resulting in a gain of $9,093,000 recorded within ‘Gain on partial extinguishment of financial liabilities’ on the Consolidated Statements of Operations and Comprehensive Income (Loss) as of June 30, 2025. Upon settlement of the outstanding obligation, the Group is entitled to a Bitcoin purchase option. The option allows the Group to acquire Bitcoin at a mutually agreed-upon price, subject to a six-month purchase period commencing on the date of payment. The Group may exercise the option in two equal tranches, with the right to purchase 50% of the Bitcoin at the end of each three-month interval during the purchase period.
In accordance with ASC 815, the Group evaluated the embedded feature to determine whether it should be separated from the host contract. The Group concluded that the Bitcoin purchase option meets the definition of an embedded derivative as it is not clearly and closely related to the host contract, the hybrid instrument is not measured at fair value through earnings, and the feature would meet the definition of a derivative if it were a freestanding instrument.
Accordingly, the embedded Bitcoin purchase option was bifurcated from the host contract and is accounted for separately as a derivative financial instrument. It is initially and subsequently measured at fair value, with changes in fair value and any settlements recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Upon initial recognition, $1,838,000 of the fair value was allocated to mining hardware prepayments and $4,867,000 was recognized as a day-one fair value gain recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2025, remeasurement of the Bitcoin purchase option resulted in a fair value loss of $948,000. As a result, the cumulative gain recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) to date is $3,918,000.
The following tables show the valuation techniques used in measuring Level 2 fair values for the Bitmain purchase option in the Consolidated Balance Sheets, as well as the significant unobservable inputs used as at June 30, 2025:

Fair Value Hierarchy Level	Asset Description	Valuation Technique	Significant Input
Level 2	Bitcoin purchase option	Monte Carlo simulation option pricing model and Black-Scholes option pricing model	Strike Bitcoin price, spot Bitcoin price, risk free rate, volatility
Note 15. Fair value measurement
Assets and liabilities that are measured in the Consolidated Balance Sheets at fair value are categorized into a three-level hierarchy based on the priority of the inputs to the valuation. The categorization within the hierarchy is based on the lowest level input that is significant to the fair value measurement, being:

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity can access at the measurement date.
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3: Unobservable inputs for the asset or liability.
The following tables present the Group’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of June 30, 2025
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
2030 Prepaid Forward Contract	$83,117	$-	$83,117	$-
2029 Prepaid Forward Contract	128,500	-	128,500	-
Total financial assets	$211,617	$-	$211,617	$-

Derivative assets
2030 Capped Call Transactions	$46,400	$-	$-	$46,400
2029 Capped Call Transactions	75,700	-	-	75,700
Bitcoin purchase option	5,756	-	5,756	-
Total derivative assets	$127,856	$-	$5,756	$122,100

	Fair value measured as of June 30, 2024
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Electricity financial asset	$6,530	$-	$6,530	$-
Fair value of financial instruments not recognized at fair value
The following tables present information about the Group’s financial instruments that are not recognized at fair value on the Consolidated Balance Sheets as of June 30, 2025. As at June 30, 2024, there were no such financial instruments.

	Fair value measured as of June 30, 2025
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2030 Notes	$427,837	$483,089	$-	$-
2029 Notes	534,928	712,844	-	-
Total financial liabilities at amortized cost	$962,765	$1,195,933	$-	$-

There were no transfers between Level 1, 2 or 3 during the years ended June 30, 2025 and 2024.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Refer to Note 10. Financial assets and Note 14. Derivatives for the significant fair value assumptions and activities of the financial instruments measured and recorded at fair value on a recurring basis.

Note 16. Accounts payable and accrued expenses
The components of accounts payable and accrued expenses are as follows:

(in USD thousands)	June 30, 2025	June 30, 2024
Accounts payable	$81,747	$27,345
Accrued expenses	42,368	4,407
Loss contingencies	20,000	13,375
Other payables	—	367
Total accounts payable and accrued expenses	$144,115	$45,494
Accounts payable and accrued expenses include approximately $79,727,000 for the purchase of mining hardware from Bitmain outstanding as at June 30, 2025.
Loss contingencies

Non-Recourse SPVs
NYDIG, who was the lender under limited recourse equipment financing loans to IE CA 3 Holdings Ltd. and IE CA 4 Holdings Ltd. (bankrupt entities for which PricewaterhouseCoopers (“PwC”) is currently acting as receiver and trustee) (“Non-Recourse SPVs”), has brought claims against the Non-Recourse SPVs and the Company. All claims except the oppression remedy, which had been dismissed by the Trial Court, were unsuccessful. In addition PwC as receiver and trustee of the Non-Recourse SPVs’ estates continued its investigation of the affairs of the Non-Recourse SPVs in Canada and Australia. On August 12, 2025, the Company entered into a settlement agreement with NYDIG, PwC, the Non-Recourse SPVs and their local representatives in Australia to terminate all current proceedings and release all claims related to the financing loans and the subsequent receivership and bankruptcies. The Company has agreed to pay a settlement amount to NYDIG of $20 million and has been recorded as a loss contingency in the Group’s consolidated financial statements as of June 30, 2025.
Non-Refundable Sales Tax
The Canada Revenue Agency ("CRA") asserts that 5% Goods and Services Tax ("GST") should be applied to services exported to the Australian parent under an intercompany services agreement. The CRA’s position is based on its determination that the Australian parent has a permanent establishment in Canada, thereby requiring the Canadian subsidiaries to charge and remit GST on those services.
On March 31, 2025, the Group received a Notice of Confirmation from the CRA upholding this assessment. In response, the Group filed a Notice of Appeal with the Tax Court of Canada to dispute the assessment.
As at June 30, 2025, the total amount of GST under dispute related to the services supplied to the Australian parent entity is approximately $20.7 million.
Based on the current status of the dispute and the strength of the Group’s legal position, the Group has concluded that it is reasonably possible, but not probable that an outflow of economic resources will be required as at June 30, 2025. Accordingly, the Group has not recorded a loss contingency as at June 30, 2025 in respect of this matter (June 30, 2024: $12,202,000 - subsequently reversed during the ending June 30, 2025).

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Note 17. Leases
As of June 30, 2025 the Group had operating leases primarily for office space and land. Specifically, the Group’s operating leases included a 5-year lease of a rental yard used for storage in Prince George, B.C., Canada, a 3-year lease and a 5-year lease of corporate offices in Sydney, Australia and a 5-year corporate office lease in Vancouver, B.C., Canada.
The following table shows the right-of-use assets and lease liabilities as of June 30, 2025 and June 30, 2024:

(in USD thousands)	June 30, 2025	June 30, 2024
Right-of-use assets:
Operating leases	$1,463	$1,336
Total right-of-use assets	$1,463	$1,336

Lease liabilities:
Operating leases - Current	$404	$289
Operating leases - Non current	1,063	1,032
Total lease liabilities	$1,467	$1,321
The Company’s lease costs are comprised of the following:

	Years ended June 30,
(in USD thousands)	2025	2024	2023
Operating lease cost	$543	$303	$296
Short-term lease expense	317	207	162
Total lease expense	$860	$510	$458
The following table presents supplemental lease information:

	Years ended June 30,
(in USD thousands)	2025	2024	2023
Operating cash outflows – operating leases	$545	$309	$300

	Years ended June 30,
	2025	2024	2023
Weighted-average remaining lease term – operating leases	4.03	21.53	22.08
Weighted-average discount rate – operating leases	6.4%	10.0%	10.5%

The weighted-average remaining lease term - operating leases decreased from 21.53 years as at the year ended June 30, 2024 to 4.03 years as at the year ended June 30, 2025 due to the purchases of land leased in Prince George, B.C., Canada.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
The following table presents the Company’s future minimum operating lease payments as of June 30, 2025:

(in USD thousands)	Operating Leases
2026	$450
2027	437
2028	402
2029	415
2030	79
Thereafter	—
Total undiscounted lease payments	$1,783
Less present value discount	(316)
Present value of operating lease liabilities	$1,467
Note 18. Convertible notes payable
Details of the Group’s notes payable are as follows:

	2030 Notes	2029 Notes	Total
Balance as at 1 July 2024	$—	$—	$—
Initial recognition	440,000	550,000	990,000
Capital raising costs	(13,420)	(15,215)	(28,635)
Interest expenses	9,401	1,052	10,453
Coupon interest payable	(8,144)	(909)	(9,053)
Balance as at 30 June 2025	$427,837	$534,928	$962,765

The Company accounts for all of its notes payable in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470”), ASC 815, and ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company evaluated all of its notes payable to determine if there were any embedded components that qualified as derivatives to be separately accounted for.
2030 Convertible Senior Notes
In connection with the offering of the 2030 Notes, the Group has identified a single embedded derivative related to the conversion option and redemption right, which was combined with the debt host as a single instrument. Additionally, the Group separately entered into Capped Call Transactions and a Prepaid Forward Contract with a financial institution. The net proceeds from the sale of the 2030 Notes were approximately $311,646,000 after deducting offering and issuance costs related to the 2030 Notes, the Capped Call Transactions costs and the Prepaid Forward Contract costs.
The 2030 Notes were issued pursuant to an indenture, dated December 6, 2024, between the Group and U.S. Bank Trust Company, National Association, as trustee. The Group pays interest on the 2030 Notes semi-annually in arrears at a rate of 3.25% per annum on June 15 and December 15 each year. The 2030 Notes will mature on June 15, 2030, unless earlier purchased, redeemed or converted. The 2030 Notes are convertible based upon an initial conversion rate of 59.4919 shares of the Group’s ordinary shares per $1,000 principal amount of 2030 Notes (equivalent to a conversion price of approximately $16.81 per share of the Group’s ordinary shares). The conversion rate and conversion price will be subject to customary adjustment upon the occurrence of certain specified events. The Group will settle any conversions of the 2030 Notes in cash, ordinary shares or a combination thereof, with the form of consideration determined at the Group’s election.
Holders may convert all or a portion of their 2030 Notes only under the following circumstances: (1) During any calendar quarter commencing after the calendar quarter ending on March 31, 2025, if the last reported sale price per the Group’s ordinary share, no par value, exceeds 130% of the conversion price for each of at least 20 trading days during the 30

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per ordinary share on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events; (4) If the Group call such notes for redemption; or (5) at any time from, and including, March 15, 2030 until the close of business on the second scheduled trading day immediately before the maturity date. Holders of 2030 Notes who convert their 2030 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2030 Notes.
The Group may not redeem the 2030 Notes prior to December 20, 2027. On or after December 20, 2027, the Group may redeem for cash all or part of the 2030 Notes if the last reported sale price of the Group’s ordinary shares equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Group provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Group provides notice of the redemption. The redemption price will be 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any.
The Group determined that the 2030 Notes contained a single combined embedded derivative for the convertible option (holder's option to exchange the notes for a variable number of the Group's ordinary shares) and redemption right (Group's ability to redeem the notes at their discretion). The Group determined that these embedded features should not be separated from its host contract and accordingly, are accounted for as part of the debt host. The fair value of the debt host, net of unamortized debt issuance costs, is accreted at an effective interest rate of 3.87% over the term of the instrument and will be accreted up to the principal amount at maturity. During the years ended June 30, 2025 and 2024, the Group amortized total debt issuance costs and debt discount of $1,257,000 and nil, respectively, which was recorded as interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
2029 Convertible Senior Notes
In connection with the offering of the 2029 Notes, the Group has identified a single embedded derivative related to the conversion option and redemption right, which was combined with the debt host as a single instrument. Additionally, the Group has separately entered into Capped Call Transactions and a Prepaid Forward Contract with a financial institution. The net proceeds from the sale of the 2029 Notes were approximately $392,393,000 after deducting offering and issuance costs related to the 2029 Notes, the Capped Call Transactions costs and the Prepaid Forward Contract costs.
The 2029 Notes were issued pursuant to an indenture, dated June 13, 2025, between the Group and U.S. Bank Trust Company, National Association, as trustee. The Group pays interest on the 2029 Notes semiannually in arrears at a rate of 3.5% per annum on June 15 and December 15 each year (commencing December 15 2025). The 2029 Notes will mature on December 15, 2029, unless earlier purchased, redeemed or converted. The 2029 Notes are convertible based upon an initial conversion rate of 73.3299 shares of the Group’s ordinary shares per $1,000 principal amount of 2029 Notes (equivalent to a conversion price of approximately $13.64 per share of the Group’s ordinary shares). The conversion rate and conversion price will be subject to customary adjustment upon the occurrence of certain specified events. The Group will settle any conversions of the 2029 Notes in cash, ordinary shares or a combination thereof, with the form of consideration determined at the Group’s election.
Holders may convert all or a portion of their 2029 Notes only under the following circumstances: (1) During any calendar quarter commencing after the calendar quarter ending on September 30, 2025, if the last reported sale price per the Group’s ordinary share, no par value, exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per ordinary share on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events; (4) If the Group call such notes for redemption; or (5) at any time from, and including, September 17, 2029 until the close of business on the second scheduled trading day immediately before the maturity date.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Holders of 2029 Notes who convert their 2029 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2029 Notes.
The Group may not redeem the 2029 Notes prior to June 20, 2028. On or after June 20, 2028, the Group may redeem for cash all or part of the 2029 Notes if the last reported sale price of the Group’s ordinary shares equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Group provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Group provides notice of the redemption. The redemption price will be 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any.
The Group determined that the convertible note contained a single combined embedded derivative for the convertible option (holder's option to exchange the notes for a variable number of the Group's ordinary shares) and redemption right (Group's ability to redeem the notes at their discretion). The Group determined that these embedded features should not be separated from its host contract and accordingly, are accounted for as part of the debt host. The fair value of the debt host, net of unamortized debt issuance costs, is accreted at an effective interest rate of 4.22% over the term of the instrument and will be accreted up to the principal amount at maturity. During the years ended June 30, 2025 and 2024, the Group amortized total debt issuance costs and debt discount of $143,000 and nil, respectively, which was recorded as interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 19. Stockholders’ equity
The Company’s certificate of incorporation, as amended, authorized 999,999,999 shares of Ordinary shares, no par value.
At-the-Market facility
On January 21, 2025, the Company filed a post-effective amendment terminating the offering to the existing registration statement relating to the then existing ATM. As of the date of such termination, 133,471,339 ordinary shares had been issued under the ATM, raising total gross proceeds of approximately $993,294,000.
Additionally, the Company filed a new registration statement, including an accompanying ATM prospectus supplement and a new ATM Facility relating to the offer and sale of $1,000,000,000 additional ordinary shares, which was filed on January 21 2025. As at June 30, 2025, the Company has issued 43,666,630 ordinary shares under this new ATM raising total gross proceeds of approximately $381,587,000.
Committed Equity Facility
On September 23, 2022 IREN Limited entered into a share purchase agreement with B. Riley Principal Capital II, LLC (“B. Riley”) to establish a committed equity facility (“ELOC”), pursuant to which IREN Limited may, at its option, sell up to $100,000,000 of ordinary shares to B. Riley over a two-year period. A resale registration statement relating to shares sold to B. Riley under the ELOC was declared effective by the SEC on January 26, 2023. During the year ended 30 June 2024, 12,887,814shares were issued under the facility raising gross proceeds of $51,417,000. On February 15, 2024, IREN Limited terminated the Purchase Agreement and the Registration Rights Agreement and on February 16, 2024, IREN Limited filed a post-effective amendment to the registration statement on Form F-1 related to this offering, which deregistered all remaining shares on such registration statement, terminating the offering.
Loan-funded shares
As at June 30, 2025 and June 30, 2024, there were 842,291 and 1,496,768 restricted ordinary shares issued to management under the Employee Share Plans as well as certain non-employee founders of Podtech Innovation Inc, which are treated as stock options for accounting purposes. The total number of ordinary shares outstanding (including the loan funded shares) is 258,103,209 and 187,864,454 as at June 30, 2025 and June 30, 2024.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
B Class Shares
On or around August 18, 2021, the shareholders of the Company approved the issue of one B Class share each (for consideration of A$1.00 per B Class share) to entities controlled by Daniel Roberts and William Roberts, respectively. The B Class shares were formally issued on October 7, 2021. Each B Class share confers on the holder fifteen votes for each ordinary share in the Company held by the holder. In addition, a B Class share confers a right for the holder to nominate a director to put forward for election to the Board. Because of the increased voting power of the B Class shares, the holders of the B Class shares collectively could continue to control a significant percentage of the combined voting power of the Company's shares and therefore may be able to control all matters submitted to the Company’s shareholders for approval until the redemption of the B Class shares by the Company on the earlier of (i) when the holder ceases to be a director due to voluntary retirement; (ii) a transfer of B Class shares in breach of the Constitution; (iii) liquidation or winding up of the Company; or (iv) at any time which is 12 years after the Company’s ordinary shares are first listed on a recognized stock exchange. Aside from these governance rights, the B Class shares do not provide the holder with any economic rights (e.g. the B Class shares do not confer on its holder any right to receive dividends). The Class shares are not transferable by the holder (except in limited circumstances to affiliates of the holder).
Dividends
No dividends were declared during the years ended June 30, 2025, 2024 and 2023.

Note 20. Stock-based compensation
The Group has entered into a number of stock-based compensation arrangements. Details of these arrangements, which are considered as options for accounting purposes, are described below:
Employee Share Plans
The Group’s Employee Share Plans are loan-funded share schemes. These loan-funded shares generally vest subject to satisfying employment service periods (and in some cases, non-market-based performance milestones). The employment service periods are generally met in three equal tranches on the third, fourth and fifth anniversary of the grant date. Under this scheme, the Company issues a limited recourse loan (that has a maximum term of up to 9 years and 11 months) to employees for the sole purpose of acquiring shares in the Company. Upon disposal of any loan-funded shares by employees, the aggregate purchase price for the shares shall be applied by the Company to pay down the outstanding loan payable.
The recourse on the loan is limited to the lower of the initial amount of the loan granted to the employee and the proceeds from the sale of the underlying shares. Employees are entitled to exercise the voting and dividend rights attached to the shares from the date of allocation. If the employee leaves the Company within the vesting period, the shares may be bought back by the Company at the original issue price and the loan is repaid. Loan-funded shares have been treated as options as required under ASC 718. Vesting of instruments granted under the Employee Share Plans are dependent on specific service thresholds being met by the employee.
2021 Executive Director Liquidity and Price Target Options
On January 20, 2021, the Board approved the grant of 1,000,000 options each to entities controlled by Daniel Roberts and William Roberts (each an Executive Director) to acquire ordinary shares at an exercise price of $3.266 (A$5.005) with an expiration date of December 20, 2025. All ‘Executive Director Liquidity and Price Target Options’ vested on completion of the IPO on 17 November 2021.
Employee Option Plan
The Board approved an Employee Option Plan on July 28, 2021. The terms of the Employee Option Plan are substantially similar to the Employee Share Plan, with the main difference being that the incentives are issued in the form of options and loans are not provided to participants. If the employee leaves the Company within the vesting period of the options granted, the Board retains the absolute discretion to cancel any unvested options held by the employee. Vesting of options granted under the Employee Option Plan is generally dependent on specific service thresholds being met by the employee.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Non-Executive Director Option Plan
The Board approved a Non-Executive Director Option Plan ("NED Option Plan") on July 28, 2021. The terms of the NED Option Plan are substantially similar to the Employee Option Plan. Vesting of instruments granted under the NED Option Plan is dependent on specific service thresholds being met by the Non-Executive Director. Where an option holder ceases to be a Director of the Company within the vesting period, the options granted to that Director will vest on a pro-rata basis of the associated service period. The Board retains the absolute discretion to cancel any remaining unvested options held by the option holder.
$75 Exercise Price Options
On August 18, 2021, the Group’s shareholders approved the grant of 2,400,000 long-term options each to entities controlled by Daniel Roberts and William Roberts to acquire ordinary shares at an exercise price of $75 per option ("$75 Exercise Price Options"). These options were granted on September 14, 2021, and have a contractual exercise period of 12 years.
The options are subject to customary adjustments to reflect any reorganization of the Company’s capital, as well as adjustments to vesting thresholds including any future issuance of ordinary shares by the Company.
The $75 Exercise Price Options will vest in four tranches following listing of the Company, if the relevant ordinary share price is equal to or exceeds the corresponding vesting threshold and the relevant executive director has not voluntarily resigned as a director of the Company. The initial vesting thresholds are detailed below based on a fully diluted share count as of the grant date of 43,345,056 ordinary shares:
•If the VWAP of an ordinary share over the immediately preceding 20 trading days is equal to or exceeds $370: 600,000 Long-term Target Options will vest
•If the VWAP of an ordinary share over the immediately preceding 20 trading days is equal to or exceeds $650: 600,000 Long-term Target Options will vest
•If the VWAP of an ordinary share over the immediately preceding 20 trading days is equal to or exceeds $925: 600,000 Long-term Target Options will vest
•If the VWAP of an ordinary share over the immediately preceding 20 trading days is equal to or exceeds $1,850: 600,000 Long-term Target Options will vest
The VWAP vesting thresholds may also be triggered by a sale or takeover of the Company based upon the price per ordinary share received in such transaction. The option holder is entitled to receive in its capacity as a holder of the options, a distribution paid by the Company per ordinary share as if the vested options were exercised and ordinary shares issued to the option holder at the relevant time of such distribution.
2022 Long-Term Incentive Plan Restricted Stock Units ("2022 LTIP")
In June 2022, the Board approved a new long term incentive plan under which participating employees generally have been granted RSUs in two equal tranches after three and four years of continued service, including a portion the vesting of which is also subject to the achievement of specified performance goals over this time period. RSUs issued under the new long term incentive plan are subject to other terms and conditions contained in the plan.
Under the terms of the plan, the Board maintains sole discretion over the administration, eligibility and vesting criteria of instruments issued under the 2022 LTIP.
2023 Long-Term Incentive Plan Restricted Stock Units ("2023 LTIP")
In June 2023, the Board approved a revised long term incentive plan under which participating employees have been granted RSUs in three tranches, the first two tranches being time-based vesting conditions and the third tranche being performance-based vesting conditions. RSUs issued under the revised long term incentive plan are subject to other terms and conditions contained in the plan.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Under the terms of the plan, the Board maintains sole discretion over the administration, eligibility and vesting criteria of instruments issued under the 2023 LTIP.
The Group’s stock-based compensation expense recognized during the years ended June 30, 2025, 2024, and 2023 is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (loss) as follows:

(in USD thousands)	Years ended June 30,
	2025	2024	2023
Stock options	$12,431	$12,885	$12,331
Service-based RSUs	28,223	9,400	1,633
Performance-based RSUs	1,988	1,351	392
Total stock-based compensation	$42,642	$23,636	$14,356
June 30, 2023 - Stock-based Compensation Activity
During the year ended June 30, 2023, the following grants were made under the 2022 LTIP:
•1,594,215 RSUs to certain employees and key management personnel (‘KMP’) of the Group were issued RSUs of which 50% of each individual’s RSU grant will vest after 3.25 years and the remaining 50% will vest after 4.25 years, subject to the following criteria which is tested at the end of each respective vesting period:
•80% vesting based on continued service with the Group over the vesting period; and
•20% vesting based on total shareholder return (‘TSR’) against a peer group of Nasdaq listed entities (and continued service over the vesting period).
•305,630 RSUs to the nominated entity of each of Daniel Roberts and William Roberts which are subject to a sole vesting condition and will immediately vest when the daily closing share price of the of the ordinary shares of Company exceeds $28 for 10 trading days out of any 15 consecutive full trading day period following the grant date (these RSUs were subsequently modified in May 2025. Refer to “Modification of RSUs” below).
•Daniel Roberts and William Roberts also received a Co-Founder and Co-Chief Executive Officer grant of 713,166 to each of the nominated entity, which have time-based vesting conditions and will vest, in three equal tranches on July 1, 2024, July 1, 2025 and July 1, 2026.
•108,559 RSUs to certain Non-Executive Directors. These RSUs vested within 10 days of the release of the consolidated Group financial statements for the year ended June 30, 2023.
During the years ended June 30, 2025 and 2024, there were no grants made under the 2022 LTIP.
June 30, 2024 - Stock-Based Compensation Activity
During the year ended June 30, 2024, the following grants were made under the 2023 LTIP:
•3,194,491 RSUs to certain employees of the Group were issued RSUs of which:
•809,883 RSUs are subject to time-based vesting conditions and will vest after one year;
•809,883 RSUs are subject to time-based vesting conditions and will vest after two years;
•1,574,725 RSUs are subject to market vesting conditions and will vest after three years based on total shareholder return measured against the Nasdaq Small Cap Index ("NQUSS") (and continued service over the vesting period).

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
•120,303 RSUs to certain Non-Executive Directors. These RSUs vested in September 2024.
June 30, 2025 - Stock-Based Compensation Activity
Restricted stock units with service conditions
Stock-based compensation expense related to share-settled RSUs with service conditions is based on the fair value of the Group’s Ordinary shares on the date of grant. The Group recognizes stock-based compensation expense associated with such share-settled RSU awards on a graded basis over the awards’ service-based vesting tranches.
The following table presents a summary of activity for the RSUs with service conditions under all plans during the year ended June 30, 2025:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Unvested as of June 30, 2024	4,210,400	$3.95	$47,535
Granted	10,001,088	9.70
Modified	2,579,448	4.37
Forfeited	(45,716)	6.51
Exercised	(1,177,953)	4.22
Unvested as of June 30, 2025	15,567,267	$7.68	$226,815
The Group had approximately $102,085,000 of total unrecognized compensation expense related to unvested service condition RSUs granted, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.37 years.
Restricted stock units with market conditions
Stock-based compensation expense related to share-settled RSUs with market conditions is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. Compensation expense is recognized on a graded basis over the performance period regardless of whether the market condition and requisite service period are met.
The following table presents a summary of activity for the RSUs with market conditions under all plans during the year ended June 30, 2025:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Unvested as of June 30, 2024	2,402,247	$2.31	$27,121
Granted	6,373,418	6.93
Modified	(2,579,448)	6.61
Forfeited	(37,650)	3.98
Exercised	—	—
Unvested as of June 30, 2025	6,158,567	$5.28	$89,730

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
During the year ended June 30, 2025, the Group issued the following RSUs with market conditions:
•342,945 RSUs which are scheduled to vest after three years based on total shareholder return measured against the NQUSS (and continued service over the vesting period).
•1,968,188 RSUs which are scheduled to vest in tranches based on various share price hurdles ranging from $20-$50. These RSUs were subsequently modified, refer to “Modification of RSUs”.
•4,064,724 RSUs which are scheduled to vest in equal tranches based on various share price hurdles ranging from $20-$50.

The Group had approximately $28,846,000 of total unrecognized compensation expense related to unvested market condition RSUs granted, which is expected to be recognized over a weighted-average remaining vesting period of approximately 4.36 years.
Modification of RSUs
In May 2025, the Board approved to modify a total of 2,579,448 market based RSUs previously granted to two participants under the 2022 LTIP and 2023 LTIP. The modification removed the market-based condition, replacing it with service-based conditions which are scheduled to vest in two equal tranches on 18 November 2025 and 18 May 2026. The modification resulted in a total incremental compensation cost of $11,300,000, which will be recognized over the modified vesting period. In addition, the remaining unrecognized compensation cost of $12,200,000 related to the original RSUs will also be recognized over the modified vesting period.
As of June 30, 2025, the Group had an aggregate of 9,870,552 shares of Ordinary shares reserved for future issuance under the 2023 LTIP.
Stock options
The following table presents a summary of the option activity under all plans

(in USD thousands, except share and per share amounts and years)	Number of shares	Weighted average exercise price (per share)	Aggregate intrinsic value	Weighted average remaining contractual life (in years)
Outstanding as of June 30, 2024	8,484,011	$43.97	$25,244	6.56
Granted	—	—
Forfeited or canceled	(13,299)	1.53
Exercised	(592,158)	1.54
Outstanding as of June 30, 2025	7,878,554	$47.07	$34,648	5.80
Vested and exercisable as of June 30, 2025	2,972,027	$3.17	$34,072	1.82
The Group had approximately $61,644,000 of total unrecognized compensation expense related to unvested stock options as of June 30, 2025, which is expected to be recognized over a weighted-average remaining vesting period of approximately 5.13 years.
No options were granted during the years ended June 30, 2025 and 2023. The weighted average grant-date fair value of stock options was $10.60 per option for the year ended June 30, 2024.
As of June 30, 2025 there were 4,906,527 unvested options.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
Valuation methodology
The fair value of instruments issued under the Employee Share Plans have been measured using a Black-Scholes-Merton valuation model. The fair value of the Executive Director Liquidity and Price Target Options, and Long-Term Incentive Plan RSUs have been measured using a Monte-Carlo simulation. Service and non-market performance conditions attached to the arrangements were not taken into account when measuring fair value.
The following table lists the weighted average (where applicable) inputs used in measuring the fair value, as at the grant date (based on Australian Eastern Standard Time), for arrangements granted during the years ended June 30, 2025, 2024, and 2023:

Grant date	Dividend yield	Expected volatility	Risk-free interest rate	Expected life	Grant date share price	Exercise price	Fair value	Number of options/RSUs granted
	%	%	%	years	US$	US$	US$

Long Term Incentive Plan
June 30, 2023
Service RSUs	-	-	-	2.76	3.34	-	3.34	2,810,261
Market RSUs	-	120%	3.44%	11.14	3.63	-	2.17	930,105

June 30, 2024
Service RSUs	-	-	-	1.99	4.70	-	4.70	1,740,069
Market RSUs	-	100%	4.38%	3.00	4.67	-	2.41	1,574,725

June 30, 2025
Service RSUs	-	-	-	1.99	9.70	-	9.70	10,001,088
Market RSUs	-	66%	4.14%	4.92	10.86	-	6.93	6,373,418
Market RSUs (at modification date)	-	75%	4.12%	4.49	8.41	-	4.14	(2,579,448)
Service RSU (post modification)	-	-	-	0.75	8.41	-	4.37	2,579,448

Note 21. Net income (loss) per share of Ordinary shares
Basic and diluted net income (loss) per share of Ordinary shares is computed in accordance to Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net income (loss) per share of Ordinary shares.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of Ordinary shares as their inclusion would have been anti-dilutive:

	Years ended June 30,
	2025	2024	2023
Stock options	4,381,787	8,906,840	8,906,839
Restricted stock units	15,508,896	6,616,342	3,623,867
Convertible notes	6,454,464	—	—
Total	26,345,147	15,523,182	12,530,706

The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of Ordinary shares computations for the periods presented:

(in USD thousands. except share and per share amounts)	Years ended June 30,
	2025	2024	2023
Numerator:
Net income (loss)	$86,941	$(28,920)	$(171,827)
Numerator for diluted net income (loss) per share of Ordinary shares	$86,941	$(28,920)	$(171,827)

Denominator:
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	214,586,767	99,640,920	54,775,771
Effects of dilutive securities:
Options	2,054,372	—	—
Restricted stock units	6,604,512	—	—
Dilutive potential Ordinary shares	8,658,884	—	—
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	223,245,651	99,640,920	54,775,771

Basic net income (loss) per share of Ordinary shares	$0.41	$(0.29)	$(3.14)
Diluted net income (loss) per share of Ordinary shares	$0.39	$(0.29)	$(3.14)

Note 22. Income taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

(in USD thousands)	Years ended June 30,
	2025	2024	2023
Australia	$70,955	$(31,133)	$(101,759)
Foreign	22,546	5,666	(67,679)
Total	$93,501	$(25,467)	$(169,437)

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
The components of the provision (benefit) for income taxes consists of:

(in USD thousands)	Years ended June 30,
	2025	2024	2023
Current
Australian Federal	$—	$—	$(959)
Australian State	—	—	—
Foreign	1,665	1,743	32
Total current	1,665	1,743	(927)

Deferred
Australian Federal	—	—	1,816
Australian State	—	—	—
Foreign	4,895	1,710	1,501
Total deferred	4,895	1,710	3,317

Total income tax provision (benefit)	$6,560	$3,453	$2,390
A reconciliation of the Australian Corporate statutory income tax rates to the Group’s effective tax rate and summary of significant components of income tax expense is as follows:

(in USD thousands, and in percentages)	Years ended June 30,
	2025		2024		2023
Tax (benefit)/provision computed at the Australian Corporate statutory rate	$28,050	30.0%	$(7,640)	30.0%	$(50,831)	30.0%
State taxes, net of federal tax benefit	—	—	—	—	—	—
Share based Compensation	12,603	13.5	6,422	(25.2)	3,913	(2.3)
Increase/(Decrease) in non-deductible expenses	(3,196)	(3.4)	1,664	(6.5)	1,186	(0.7)
Foreign currency differences related to accounting and tax functional currencies	1,893	2.0	—	—	—	—
Foreign tax rate differential	(1,700)	(1.8)	(436)	1.7	1,979	(1.2)
Non-recoverable foreign withholding tax	1,225	1.3	308	(1.2)	—	—
Changes in valuation allowances	(37,791)	(40.4)	2,615	(10.3)	28,224	(16.7)
Changes in unrecognized tax benefits	1,453	1.6	—	—	—	—
Deconsolidation Adjustment for SPV's	—	—	—	—	18,362	(10.8)
Other permanent differences	3,918	4.2	—	—	—	—
Other	103	0.1	519	(2.0)	(443)	0.3
Total tax expense/(benefit) and Effective tax rate	$6,560	7.0%	$3,453	(13.6)%	$2,390	(1.4)%
The effective income tax rate for the year ended June 30, 2025 was 7.0% compared to (13.6)% for 2024. The movement in effective income tax rate was primarily due to increased profit from operations and increased non-deductible Share Based Compensation costs in Australia and Canada.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
The following table summarizes the components of deferred tax assets and deferred tax liabilities:

	June 30, 2025	June 30, 2024
Deferred tax assets
Tax losses	$146,929	$41,467
Unrealized foreign exchange losses	475	736
Capital raising costs	10,326	8,616
Loss Contingencies	6,000	—
Unrealized Capital Losses	29,302	29,909
Other	3,846	3,879
Total deferred tax assets	196,879	84,607

Valuation allowance	(25,281)	(58,582)
Net deferred tax assets	171,598	26,025

Deferred tax liabilities
Property, plant and equipment	(142,893)	(24,536)
Unrealized foreign exchange gains	(5,511)	(2,784)
Employee Benefits	—	(116)
Convertible Notes	(3,704)	—
Financial Assets	(21,068)	—
Other	(6,394)	(1,714)
Total deferred tax liabilities	(179,570)	(29,150)

Total net deferred tax liability	$(7,971)	$(3,125)
The amount included in valuation allowance as at June 30, 2025 includes an amount of $25,281,000 for Deferred Tax Assets evaluated as not meeting the 'more-likely-than-not' realizability standard. The Group recorded a valuation allowance of $25,281,000 and $58,582,000 for the periods ending June 30, 2025 and 2024, representing a $33,301,000 decrease for the period ended June 30, 2025.
A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the tax years ended June 30, 2025, 2024 and 2023 is as follows:

(in USD thousands)	Years ended June 30,
	2025	2024	2023
Balance, beginning of year	$—	$—	$—
Increase/(Decrease) related to prior year tax positions	214	—	—
Increase related to current year tax positions	1,239	—	—
Balance, end of year	$1,453	$—	$—
As of June 30, 2025, the total amount of unrecognized tax benefits was $1,453,000. If the unrecognized tax benefits were recognized as of June 30, 2025, there would be a 1,453,000 favorable impact that would affect the effective rate.
The Group files tax returns on a timely manner as prescribed by the tax laws of the jurisdictions in which it operates on a fiscal year ending 30 June. Other than matters noted elsewhere in the financial statements, the Group is not currently subject to any revenue authority tax audits.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
As at June 30, 2025 the Group had carried forward tax losses as follows:

(in local currency thousands)
Jurisdiction - Currency	Revenue Losses	Capital Losses	Expiry/Limitation
Australia - AUD	$40,491	$—	No expiry or limitation
USA - USD	538,284	—	No expiry but deduction limited to 80% of Taxable Income in any given tax year
Canada - CAD	$137,861	$2,224	Revenue Losses - carry forward up to 20 years and will commence expiry in 2040 Capital Losses carry back three years and forward indefinitely to offset capital gain
Note 23. Commitments and contingencies
Commitments
As at June 30, 2025 and 2024, the Group had commitments of $368,805,000 and 194,641,000, respectively, which are payable within the year ended 30 June 2026. These commitments include committed capital expenditure on infrastructure related to site development.
The committed amounts are payable as set out below:

(in USD thousands)	June 30, 2025	June 30, 2024
Mining hardware commitments
Amounts payable within 12 months of balance date:	$—	$116,982
Amounts payable after 12 months of balance date:	—	—

Other commitments
Amounts payable within 12 months of balance date:	$368,805	$77,659
Amounts payable after 12 months of balance date:	—	—

Total commitments	$368,805	$194,641
Legal and regulatory matters
The Group is subject at times to various claims, lawsuits and governmental proceedings relating to the Group’s business and transactions arising in the ordinary course of business. The Group cannot predict the final outcome of such proceedings. Where appropriate, the Group vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Group’s insurance program. The Group maintains property and various types of liability insurance in an effort to protect the Group from such claims. In terms of any matters where there is no insurance coverage available to the Group, or where coverage is available and the Group maintains a retention or deductible associated with such insurance, the Group may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Group in the accompanying Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Group discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Group as incurred and included in the

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Group’s defense of such matters. On the basis of current information, the Group does not believe there is a reasonable possibility that any material loss will result from any claims, lawsuits and proceedings to which the Group is subject to either individually, or in the aggregate.
U.S. importation tariff
In April 2025, the Group received a Notice of Action (‘NOA’) from U.S. Customs and Border Protection challenging the country of origin of mining hardware imported by the Group to the U.S. between April 2024 and February 2025. The NOA asserted that the country of origin of the mining hardware is China and notified the Group of an assessment of a U.S. importation tariff of 25%. The seller has represented to the Group that the country of origin of the mining hardware was not China. Certificates of origin and/or commercial invoices and shipping documents for all mining hardware shipments assessed in the NOA have been provided to the Group to support this claim. The Group intends to contest the NOA and the associated tariff cost of approximately $100 million. While the outcome of this matter is uncertain at this time, the Group has determined it is not probable that it will result in a future cash outflow and, as such, no loss contingency was recorded as of June 30, 2025. Based on the preliminary nature of this proceeding, the Group cannot reasonably predict the outcome of this matters at this time.
Note 24. Subsequent events
The Group has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Consolidated Financial Statements were available to be issued. Except as described above and below, the Group has concluded no other subsequent events have occurred that requires disclosure.
ATM Facility
Subsequent to June 30, 2025, the Company issued a further 13,875,972 shares of Ordinary shares for total gross proceeds of approximately $253,491,004.
Non-Recourse SPVs
NYDIG, who was the lender under limited recourse equipment financing loans to IE CA 3 Holdings Ltd. and IE CA 4 Holdings Ltd. (bankrupt entities for which PricewaterhouseCoopers (“PwC”) is currently acting as receiver and trustee) (“Non-Recourse SPVs”), has brought claims against the Non-Recourse SPVs and the Company. All claims except the oppression remedy, which had been dismissed by the Trial Court, were unsuccessful. In addition PwC as receiver and trustee of the Non-Recourse SPVs’ estates continued its investigation of the affairs of the Non-Recourse SPVs in Canada and Australia. On August 12, 2025, the Company entered into a settlement agreement with NYDIG, PwC, the Non-Recourse SPVs and their local representatives in Australia to terminate all current proceedings and release all claims related to the financing loans and the subsequent receivership and bankruptcies. The Company has agreed to pay a settlement amount to NYDIG of $20 million and has been recorded as a loss contingency in the Group’s consolidated financial statements as of June 30, 2025.
Hardware purchase and equipment financing agreements
On July 3, 2025, the Group entered into an agreement to purchase approximately 1,300 NVIDIA B200 GPUs and 1,200 NVIDIA B300 GPUs with ancillary equipment for a total purchase price of approximately $123,600,000.
On August 23, 2025, the Group entered into an arrangement pursuant to which the Group secured financing for 100% of the purchase price for 1,000 NVIDIA B200 and 1,200 NVIDIA B300 GPUs (of the aforementioned GPUs and certain ancillary equipment). The financing is structured as a 36-month lease with fixed monthly lease payments of $2,800,000 following delivery (aggregate of $100,200,000). The lease incorporates a purchase option at the sole discretion of the Group, which allows for the acquisition of the GPUs upon maturity of the 36-month lease term at the lower of its prevailing fair market value and 18% of the initial purchase cost of $101,800,000. The Company has also provided a parent guarantee with respect to all payment obligations.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2025, 2024, and 2023
On August 23, 2025, the Group also entered into agreements to acquire 4,200 NVIDIA B200 GPUs for a total purchase price of approximately $192,900,000.
On August 28, 2025, the Group also entered into agreements to acquire 1,200 NVIDIA B300 GPUs for a total purchase price of approximately $71,400,000, and 1,200 NVIDIA GB300’s, for a total purchase price of approximately $96,200,000 in each case with ancillary equipment. The Group secured financing for 100% of the purchase price of the 1,200 NVIDIA GB300 GPUs. The financing is structured as a 24-month lease with fixed monthly lease payments of $4,400,000 following delivery (aggregate of $106,400,000). The lease incorporates a purchase option at the sole discretion of the Group, which allows for the acquisition of the GPUs upon maturity of the 24-month lease term at $1. In connection with both the 1,200 NVIDIA B300 GPU purchase and the financing for the 1,200 NVIDIA GB300 purchase, the Company has also provided a parent guarantee with respect to all payment obligations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Co-Chief Executive Officers and Chief Financial Officer, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP accounting standards and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP accounting standards, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. This assessment was performed under the direction and supervision of our Co-Chief Executive Officers and our Chief Financial Officer, and based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of June 30, 2025, our internal control over financial reporting was effective as of June 30, 2025.
Remediation of Material Weakness in Internal Control Over Financial Reporting
Management has concluded that the material weakness described in our 20-F/A, filed on March 20, 2025, for the year ended June 30, 2024, has been remediated as of June 30, 2025. The applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls operated effectively.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of June 30, 2025, has been audited by Raymond Chabot Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except for the changes implemented as part of our remediation plan described in our 20-F/A, there has been no change to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
56

ITEM 9B.    OTHER INFORMATION
On August 28, 2025, the Company amended and restated the Sales Agreement (the “A&R Sales Agreement”) with the Sales Agents and J.P. Morgan Securities LLC (collectively, the “A&R Sales Agents”), pursuant to which the Company may issue and sell its Ordinary shares from time to time through or to the A&R Sales Agents in an amount not to exceed the lesser of the amount registered on an effective registration statement and for which the Company had filed a prospectus, and the amount authorized from time to time to be issued and sold under the A&R Sales Agreement by the Board. As a result, the Company may increase the amount of its Ordinary shares that may be sold from time to time pursuant to the A&R Sales Agreement in accordance with the terms of the A&R Sales Agreement. As of August 15, 2025, we had issued 57,542,602 Ordinary shares under the A&R Sales Agreement at varying prices generating an aggregate of $635.1 million in gross proceeds, and we had an additional $364.9 million remaining available for sale under our prospectus supplement relating to the A&R Sales Agreement and related registration statement.
Each time the Company wishes to issue and sell Ordinary shares under the A&R Sales Agreement, it will notify an A&R Sales Agent of the number of Ordinary shares to be sold, the time period during which such sales are requested to be made, any limitation on the number of Ordinary shares to be sold in any one day and any minimum price below which sales may not be made. Once the Company has so instructed such A&R Sales Agent, unless the A&R Sales Agent declines in writing to accept the terms of such notice, such A&R Sales Agent has agreed to use commercially reasonable efforts consistent with its normal trading and sales practices to sell such Ordinary shares up to the amount specified on such terms. The Company has no obligation to sell any Ordinary shares under the A&R Sales Agreement. The obligations of the A&R Sales Agents under the A&R Sales Agreement to sell the Company’s Ordinary shares are subject to a number of conditions that the Company must meet. Sales of the Company’s Ordinary shares, if any, under the prospectus supplement and the base prospectus will be made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act.
The Company or the A&R Sales Agents may suspend or terminate the offering upon notice to the other parties and subject to other conditions.
The Company will pay the A&R Sales Agents a commission up to 3.0% of the aggregate gross proceeds the Company receives from each sale of its Ordinary shares. The Company has also agreed to provide the A&R Sales Agents with customary indemnification and contribution rights.
A copy of the A&R Sales Agreement is attached as Exhibit 10.1 hereto and is incorporated herein by reference. The foregoing description of the material terms of the A&R Sales Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit. The Ordinary shares to be sold thereunder are registered pursuant to the registration statement and the base prospectus contained therein, and offerings for the Ordinary shares will be made only by means of the prospectus supplement. This Annual Report shall not constitute an offer to sell or solicitation of an offer to buy these securities, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of such state or jurisdiction.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
57

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders to information to be included under the captions “Board of Directors and Executive Officers” “Board Composition” “Board of Directors’ Role in Risk Oversight” and “Committees of the Board of Directors” which will be provided to shareholders within 120 days after June 30, 2025.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders to information to be included under the caption “Director Compensation,” “Compensation Discussion and Analysis,” “NEO Compensation” and “Compensation Committee Report,” which will be provided to shareholders within 120 days after June 30, 2025.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders to information to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” which will be provided to shareholders within 120 days after June 30, 2025.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders to the information to be provided under the captions “Related Party Transactions” and “Director Independence” which will be provided to shareholders within 120 days after June 30, 2025.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to the information to be provided under the caption “Audit Related Services” which will be provided to shareholders within 120 days after June 30, 2025.
58

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit
3.1*	Constitution of the Registrant (incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 6-K filed with the SEC on November 29, 2024).

3.2*	Certificate of Registration on Change of Name and Conversion to a Public Company dated October 7, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-1 (File No. 333-260488) filed with the SEC on October 25, 2021).

4.1	Description of Securities registered under Section 12 of the Exchange Act.

4.5*
Indenture, dated as of June 13, 2025, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 6-K filed with the SEC on June 13, 2025).

10.1#
Amended and Restated At Market Issuance Sales Agreement, dated as of August 28, 2025, between IREN Limited and B. Riley Securities, Inc., Canaccord Genuity LLC, Cantor Fitzgerald & Co., Citigroup Global Markets Inc., Compass Point Research & Trading, LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Roth Capital Partners, LLC.

10.2*#§	Future Sales and Purchase Agreement, dated as of May 9, 2024, between Bitmain Technologies Delaware Limited and IE US Hardware 1 Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 20-F filed with the SEC on August 28, 2024).

10.3*#§	Future Sales and Purchase Agreement, dated August 16, 2024, between Bitmain Technologies Delaware Limited and IE US Hardware 1 Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 20-F filed with the SEC on August 28, 2024).

10.4#§	Supplemental Agreement to certain Future Sales and Purchase Agreements and Notice of Exercise, dated as of June 4, 2025, between Bitmain Technologies Delaware Limited and IE US Hardware 1 Inc.

10.5*	Form of Capped Call Transactions Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 6-K filed with the SEC on December 6, 2024).

10.6*#	Prepaid Forward Transaction Confirmation (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 6-K filed with the SEC on December 6, 2024).

10.7*	Form of Capped Call Transactions Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 6-K filed with the SEC on June 13, 2025).

10.8*#	Prepaid Forward Transaction Confirmation (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 6-K filed with the SEC on June 13, 2025).

10.9*#	Indenture, dated as of December 6, 2024, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 6-K filed with the SEC on December 6, 2024).

59

10.10*	Form of certificate representing the 3.25% Convertible Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.2 to the Company’s Report on Form 6-K filed with the SEC on December 6, 2024).

10.11*#	Indenture, dated as of June 13, 2025, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 6-K filed with the SEC on June 13, 2025).

10.12*	Form of certificate representing the 3.50% Convertible Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.2 to the Company’s Report on Form 6-K filed with the SEC on June 13, 2025).

10.13*+
Form of Indemnification Agreement entered into by and between Iris Energy Limited and each director and executive officer (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-1 (File No. 333-260488) filed with the SEC on October 25, 2021).

10.14+	2023 Long Term Incentive Plan (2023 LTIP)

10.15+	2023 LTIP Form of Notice of Award (Non-Employee Directors)

10.16+	2023 LTIP Form of Notice of Award (Executive Officers)

10.17+	2023 Short Term Incentive Plan

10.18+	2025 Short Term Incentive Plan

10.19+	Form of Director Appointment Letter

10.20+	Non-Employee Director Option Plan

10.21+	Non-Employee Director Option Plan Form of Notice of Award

10.22+	Executive Services Agreement (Belinda Nucifora)

10.23+	Employee Option Deed and Notice of Award

19.1	Insider Trading Compliance Policy.

21.1	List of significant subsidiaries.

23.1	Consent of Raymond Chabot Grant Thornton LLP.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Co-Chief Executive Officer.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Co-Chief Executive Officer.

31.3	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

60

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer.

32.3	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

97.1*	Restatement Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 20-F filed with the SEC on August 28, 2024).

101.INS	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document).
_____________________________________________________
*Incorporated by reference.
+Indicates management contract or compensatory plan.
#Certain confidential information has been redacted pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K. Redacted information is indicated by [***].
§ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.

16.    FORM 10-K SUMMARY
None.
61

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IREN Limited

Date: August 28, 2025	By:	/s/ Daniel Roberts
Daniel Roberts
Co-Chief Executive Officer and Director

Date: August 28, 2025	By:	/s/ Will Roberts
Will Roberts
Co-Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of August 28, 2025.

Signature	Title

/s/ Daniel Roberts	Co-Chief Executive Officer and Director (co-principal executive officer)
Daniel Roberts

/s/ Will Roberts	Co-Chief Executive Officer and Director (co-principal executive officer)
Will Roberts

/s/ Belinda Nucifora	Chief Financial Officer (principal financial and accounting officer)
Belinda Nucifora

/s/ David Bartholomew	Chair
David Bartholomew

/s/ Christopher Guzowski	Director
Christopher Guzowski

/s/ Michael Alfred	Director
Michael Alfred

/s/ Sunita Parasuraman
Sunita Parasuraman	Director

62