Form 10-Q
period 2025-12-31
IREN Ltd
filed 2026-02-05
CIK 1878848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of January 30, 2026, the registrant had 332,280,383 of its Ordinary shares outstanding.

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
•the terms of any future financing or any refinancing, restructuring or modification to the terms of any existing or future financing, which could require us to comply with onerous covenants, restrictions or guarantees, and our ability to service our debt obligations;
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
•expectations with respect to the useful life and obsolescence of hardware (including GPUs, hardware for Bitcoin mining and any current or future HPC and AI services we offer);
•delays, increases in costs or reductions in the supply of equipment used in our operations including as a result of tariffs and duties, and certain equipment (including GPUs, hardware for Bitcoin mining and any other hardware for any current or future HPC and AI services we offer) being in high demand due to global supply chain constraints, and our ability to secure additional hardware (including GPUs, hardware for Bitcoin mining and any other hardware for any current or future HPC and AI services we offer), on commercially reasonable terms or at all;
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
•our ability to perform under, and observe our obligations pursuant to, contractual obligations with counterparties, including customers of our HPC and AI services;
•changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions;
•Bitcoin global hashrate fluctuations;
•our ability to secure renewable energy, renewable energy certificates, power capacity, timely grid connections, facilities and sites on commercially reasonable terms or at all;
•delays and costs associated with, or failure to obtain or complete, permitting approvals, grid connections and other development activities customary for greenfield or brownfield infrastructure projects, including as a result of the Electric Reliability Council of Texas’s (“ERCOT”) announced amendments to the approval process for large load interconnection requests;
•our reliance on power, network and utilities providers, third party mining pools, exchanges, banks, insurance providers and our ability to maintain relationships with such parties;
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
•electricity market risks relating to changes in laws, regulations and requirements of market operators, network operators and/or regulatory bodies, including with respect to interconnection of facilities of large electrical loads to the ERCOT grid (for example, via a process that may batch multiple large load interconnection requests), grid stability, voltage ride-through, frequency ride-through and curtailment obligations;
•heightened complexity and additional constraints in energy markets including load ramp requirements by utilities or grid operators which may not align with our planned data denter development and commissioning timelines;
•our ability to curtail our electricity consumption and/or monetize electricity depending on market conditions, including changes in Bitcoin mining economics and prevailing electricity prices;
•actions undertaken or inaction by electricity network and market operators, regulators, governments or communities in the regions in which we operate, including such actions that could result in the estimated power availability at secured sites being materially less than initially expected, available too late, delayed, conditioned upon technical or operational requirements or not available in each case whether at sustainable cost or at all;
•the availability, suitability, reliability and cost of internet connections at our facilities;
•our ability to operate in an evolving regulatory environment;
•our ability to successfully operate and maintain our property and infrastructure;
•reliability and performance of our infrastructure compared to expectations;
•malicious attacks on our property, infrastructure or IT systems;
•our ability to secure connection agreements to access power sources and permits or to maintain in good standing the operating and other permits, approvals and/or licenses required for our operations, construction activities and business which could be delayed by regulatory approval processes, may not be successful or may be cost prohibitive;
•our ability to obtain, maintain, protect and enforce our intellectual property rights and confidential information;
•any intellectual property infringement and product liability claims;
•whether the secular trends we expect to drive growth in our business materialize to the degree we expect them to, or at all;
•any pending or future acquisitions, dispositions, joint ventures or other strategic transactions, including our ability to consummate any such transactions on terms favorable to the Group or at all;
•the occurrence of any environmental, health and safety incidents at our sites, and any material costs relating to environmental, health and safety requirements or liabilities;
•damage to our property and infrastructure and the risk that any insurance we maintain may not fully cover all potential exposures;
•settlement and termination of proceedings relating to the default under certain equipment financing facilities, ongoing securities litigation, and any future litigation, claims and/or regulatory investigations, and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;

•our failure to comply with any laws including the anti-corruption laws of the United States and various international jurisdictions;
•any failure of our compliance and risk management methods;
•any laws, regulations and ethical standards that may relate to our business, including those that relate to data centers, HPC and AI services, Bitcoin and the Bitcoin mining industry and those that relate to any other services we offer, including laws and regulations related to data privacy, cybersecurity and the storage, use or processing of information and consumer laws;
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
•volatility with respect to the market price of our ordinary shares (“Ordinary shares”);
•that we do not currently pay any cash dividends on our Ordinary shares, and may not in the foreseeable future and, accordingly, your ability to achieve a return on your investment in our Ordinary shares will depend on appreciation, if any, in the price of our Ordinary shares; and
•other risk factors disclosed under “Part 1. Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025 (the “Annual Report”) and “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, as such factors may be updated from time to time in our other filings with the SEC, including under the caption “Risk Factors” in this Quarterly Report, accessible on the SEC’s website at www.sec.gov and the Investor Relations section of the Company’s website at https://investors.iren.com.
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
•Company: IREN Limited.
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
•Group: The Company and the entities it controlled at the end of, or during, the quarter ended December 31, 2025.
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
•MW: Megawatts. 1MW equals 1,000 kilowatts.

PART I-FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IREN Limited
Condensed Consolidated Balance Sheets
(Unaudited, in USD thousands, except share and per share data)

	Note	December 31, 2025	June 30, 2025
Assets
Current assets
Cash and cash equivalents		$3,260,589	$564,526
Accounts receivable, net		9,606	1,564
Deposits and prepaid expenses	7	55,330	45,908
Derivative assets	10	—	5,756
Income taxes receivable	20	—	2,581
Assets held for sale	9	20,102	—
Other assets and other receivables		37,794	20,838
Total current assets		3,383,421	641,173

Non-current assets
Property, plant and equipment, net	9	3,170,451	1,930,567
Intangible assets, net	12	107,573	—
Operating lease right-of-use asset, net	14	1,328	1,463
Deposits and prepaid expenses	7	148,822	32,916
Financial assets	8	—	211,617
Derivative assets	10	215,700	122,100
Other non-current assets		282	486
Total non-current assets		3,644,156	2,299,150
Total assets		$7,027,577	$2,940,323

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	13	$576,268	$144,115
Operating lease liability, current portion	14	402	404
Finance lease liability, current portion	9, 14	61,854	—
Income taxes payable, current portion	20	752	—
Deferred revenue, current portion	5	6,794	884
Other liabilities, current portion	15	36,061	3,945
Total current liabilities		682,131	149,347

Non-current liabilities
Operating lease liability, less current portion	14	936	1,063
Finance lease liability, less current portion	9, 14	94,060	—
Convertible notes payable	16	3,685,296	962,765
Deferred revenue, less current portion	5	39,831	—
Deferred tax liabilities	20	8,055	7,971
Income taxes payable, less current portion	20	2,292	1,454
Other liabilities, less current portion	15	3,783	234
Total non-current liabilities		3,834,253	973,488
Total liabilities		4,516,384	1,122,835

Commitments and contingencies (See Note 21)

Stockholders’ equity
Ordinary shares, no par value; 331,759,177 and 258,103,209 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	17	4,668,372	2,355,056
B Class shares, no par value; 2 shares authorized; and 2 shares issued and outstanding as of December 31, 2025 and June 30, 2025	17	—	—
Additional paid-in capital		(1,757,926)	88,672
Retained earnings (accumulated deficit)		(366,963)	(596,167)
Accumulated other comprehensive income (loss)		(32,290)	(30,073)
Total stockholders’ equity		2,511,193	1,817,488
Total liabilities and stockholders’ equity		$7,027,577	$2,940,323
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in USD thousands, except share and per share data)

		Three Months Ended December 31,		Six Months Ended December 31,
	Note	2025	2024	2025	2024
Revenue:
Bitcoin mining revenue		$167,394	$113,483	$400,342	$163,058
AI Cloud Services revenue		17,298	2,661	24,645	5,850
Total revenue		184,692	116,144	424,987	168,908

Cost of revenue (exclusive of depreciation and amortization shown below):
Bitcoin mining	3	(63,368)	(32,019)	(143,313)	(63,646)
AI Cloud Services	3	(2,395)	(275)	(3,123)	(507)
Total cost of revenue		(65,763)	(32,294)	(146,436)	(64,153)

Operating (expenses) income:
Selling, general and administrative expenses	4	(100,755)	(28,892)	(239,114)	(54,064)
Depreciation and amortization	9	(99,176)	(36,077)	(184,402)	(70,008)
Impairment of assets	9	(31,755)	—	(48,012)	(6,942)
Gain (loss) on disposal of property, plant and equipment	9	7	(681)	(6)	152
Other operating expenses		(5,468)	(3,994)	(5,468)	(8,399)
Other operating income		1,815	3,104	5,643	4,730
Total operating (expenses) income		(235,332)	(66,540)	(471,359)	(134,531)
Operating (loss) income		(116,403)	17,310	(192,808)	(29,776)

Other (expense) income:
Finance expense		(10,668)	(1,722)	(19,948)	(1,744)
Interest income		15,775	1,587	22,903	3,876
Increase (decrease) in fair value of assets held for sale		(6,449)	516	(6,449)	(2,066)
Realized gain (loss) on financial instruments	8, 10	(2,910)	—	(8,666)	(4,215)
Unrealized gain (loss) on financial instruments	8, 10	(107,351)	(32,300)	557,642	(32,300)
Gain on partial extinguishment of financial liabilities	10	—	—	—	—
Debt conversion inducement expense		(111,799)	—	(111,799)	—
Foreign exchange gain (loss)		1,878	(4,563)	(3,504)	(3,373)
Other non-operating income		—	289	—	294
Total other (expense) income		(221,524)	(36,193)	430,179	(39,528)

Income (loss) before taxes		(337,927)	(18,883)	237,371	(69,304)
Income tax (expense) benefit	20	182,520	(3,005)	(8,167)	(4,287)
Net income (loss)		$(155,407)	$(21,888)	$229,204	$(73,591)

Net income (loss) per share of Ordinary shares:
Basic net income (loss) per share of Ordinary shares	19	$(0.52)	$(0.10)	$0.81	$(0.37)
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	19	298,027,356	210,470,186	284,234,636	199,866,316

Diluted net income (loss) per share of Ordinary shares	19	$(0.52)	$(0.10)	$0.68	$(0.37)
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	19	298,027,356	210,470,186	349,832,503	199,866,316

Net income (loss)		$(155,407)	$(21,888)	$229,204	$(73,591)
Other comprehensive income (loss):
Change in foreign currency translation adjustments		3,241	(11,959)	(2,217)	(10,105)
Total comprehensive income (loss)		$(152,166)	$(33,847)	$226,987	$(83,696)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in USD thousands, except share and per share data)
Six Months Ended December 31, 2025

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2025	257,211,899	$2,355,056	$88,672	$(596,167)	$(30,073)	$1,817,488
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	23,041,102	599,918	—	—	—	599,918
Issuance of Ordinary shares – restricted stock units	314,237	1,787	—	—	—	1,787
Issuance of Ordinary shares – stock options	2,309,065	8,827	—	—	—	8,827
Stock-based compensation		—	68,994	—	—	68,994
Change in foreign currency translation adjustments	—	—	—	—	(5,458)	(5,458)
Net income (loss)	—	—	—	384,611	—	384,611
Balance, September 30, 2025	282,876,303	2,965,588	157,666	(211,556)	(35,531)	2,876,167
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	—	—	—	—	—	—
Issuance of Ordinary shares – Equity Offering, net of issuance costs	39,699,102	1,634,847	—	—	—	1,634,847
Issuance of Ordinary shares – restricted stock units	9,122,733	67,806	—	—	—	67,806
Issuance of Ordinary shares – stock options	61,039	131	—	—	—	131
Stock-based compensation	—	—	(9,574)	—	—	(9,574)
Repurchase of the 2030 Convertible Notes and 2029 Convertible Notes	—	—	(981,018)	—	—	(981,018)
Reclassification of 2030 Prepaid Forward Contract and 2029 Prepaid Forward Contract	—	—	(665,400)	—	—	(665,400)
Reclassification of 2030 Capped Call Transactions and 2029 Capped Call Transactions	—	—	(259,600)	—	—	(259,600)
Change in foreign currency translation adjustments	—	—	—	—	3,241	3,241
Net income (loss)	—	—	—	(155,407)	—	(155,407)
Balance, December 31, 2025	331,759,177	$4,668,372	$(1,757,926)	$(366,963)	$(32,290)	$2,511,193

IREN Limited
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in USD thousands, except share and per share data)
Six Months Ended December 31, 2024

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2024	186,367,686	$1,764,289	$51,286	$(683,109)	$(34,994)	$1,097,471
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	9,138,867	73,145	—	—	—	73,145
Issuance of Ordinary shares – restricted stock units	1,132,733	4,758	—	—	—	4,758
Issuance of Ordinary shares – stock options	490,196	991	—	—	—	991
Stock-based compensation		—	3,160	—	—	3,160
Change in foreign currency translation adjustments	—	—	—	—	1,854	1,854
Net income (loss)	—	—	—	(51,703)	—	(51,703)
Balance, September 30, 2024	197,129,482	1,843,183	54,446	(734,812)	(33,140)	1,129,677
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	16,268,604	141,818	—	—	—	141,818
Issuance of Ordinary shares – restricted stock units	14,940	5	—	—	—	5
Issuance of Ordinary shares – stock options	91,962	99	—	—	—	99
Stock-based compensation	—	—	7,893	—	—	7,893
Change in foreign currency translation adjustments	—	—	—	—	(11,959)	(11,959)
Net income (loss)	—	—	—	(21,888)	—	(21,888)
Balance, December 31, 2024	213,504,988	$1,985,105	$62,339	$(756,700)	$(45,099)	$1,245,645
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Condensed Consolidated Statements of Cash Flows
(Unaudited, in USD thousands)

	Six Months Ended December 31,
	2025	2024
Operating activities
Net income (loss)	$229,204	$(73,591)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	184,402	70,008
Impairment of assets	48,012	6,942
Change in fair value of assets held for sale	6,449	2,066
Realized (gain) loss on financial instruments	8,666	4,215
Unrealized (gain) loss on financial instruments	(557,642)	32,300
Debt conversion inducement expense	111,799	—
Other (income) expense	—	1,724
(Gain) loss on disposal of property, plant and equipment	6	(152)
Foreign exchange loss (gain)	7,714	3,373
Stock-based compensation expense	130,636	16,159
Amortization of debt issuance costs	3,381	151
Changes in assets and liabilities:
Accounts receivable and other receivables	(24,998)	2,906
Other assets	204	(189)
Financial asset, current	—	6,530
Tax related liabilities	7,646	2,688
Accounts payable and accrued expenses	(9,016)	44,447
Other liabilities	35,665	4,697
Deferred revenue	45,741	(268)
Prepayments and deposits	(13,736)	(74,652)
Operating lease liabilities	(129)	287
Net cash from (used in) operating activities	214,004	49,641

Investing activities
Payments for property, plant and equipment net of computer hardware	(720,001)	(244,890)
Payments for computer hardware	(279,708)	(326,061)
Payments for intangible assets	(107,573)	—
Payments for other prepayments and deposits	(14,362)	(4,797)
Proceeds from disposal of property, plant and equipment	—	8,318
Deposits paid for right-of-use assets	(10,184)	—
Net cash from (used in) investing activities	(1,131,828)	(567,430)

Financing activities
Payment of offering costs for the issuance of Ordinary shares	(18,495)	(670)
Proceeds from the issuance of Ordinary shares	2,250,782	231,666
Payment for induced conversion of convertible notes	(1,623,484)	—
Proceeds from loan funded shares	658	858
Proceeds from exercise of options	6,597	—
Proceeds from convertible notes	3,299,555	311,646
Payment of capped call transactions	(252,252)	—
Payment of borrowing transaction costs	(49,626)	(1,815)
Net cash from (used in) financing activities	3,613,735	541,685

Net increase (decrease) in cash and cash equivalents	2,695,911	23,896
Cash and cash equivalents at the beginning of the period	564,526	404,601
Effects of exchange rate changes on cash and cash equivalents	152	(1,224)
Cash and cash equivalents at the end of period	$3,260,589	$427,273
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

IREN Limited
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in USD thousands)

	Six Months Ended December 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$16,882	$75
Cash paid for income taxes	516	1,353

Supplemental schedule of non-cash investing and financing activities:
Additions to right-of-use assets in exchange for lease liability	155,547	—
Property, plant and equipment in accounts payable and accrued expenses	448,277	102,108
Reclassification of property, plant and equipment to assets held for sale	20,102	2,952
Issuance of Ordinary shares - stock-based compensation settlements	71,296	4,995
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)

Note 1. Organization
Nature of operations and corporate information
The Group is a leading provider of AI Cloud Services, delivering large-scale GPU clusters for AI training and inference. The Company’s vertically integrated platform is underpinned by an expansive portfolio of grid-connected land and data centers in renewable-rich regions across the U.S. and Canada.
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
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and notes required by GAAP for complete financial statements. As such, the information included in this Quarterly Report should be read in conjunction with the Group’s Consolidated Financial Statements for the year ended June 30, 2025, and related notes thereto, included in the Annual Report. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future fiscal periods.
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

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Segment information
An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, for which discrete financial information is available, whose operating results are regularly evaluated by the chief operating decision maker (“CODM”) to assess performance and allocate resources. The Group’s CODM is William Roberts, the Co-Chief Executive Officer (“Mr. Roberts”). As of December 31, 2025, the Company has identified two reportable segments, each evaluated separately by the CODM: Bitcoin mining and AI Cloud Services. The segments are organized by product lines rather than geographical location. The Bitcoin mining segment generates revenue by mining Bitcoin with the Group’s ASIC hardware, whereas the AI Cloud Services segment earns revenue from providing AI Cloud Services to third-party customers.
During the quarter ended September 30, 2025, the Group disaggregated its reportable segments to better align with its evolving business operations and strategic objectives. Accordingly, comparative information for prior periods has been recast to conform to the current-period presentation. Previously, the Group operated and reported as a single segment.
Mr. Roberts evaluates performance and allocates resources primarily using segment gross profit (loss), which is defined as segment revenue less segment cost of revenue (exclusive of depreciation and amortization expenses). Mr. Roberts is not provided with segment-specific operating expenses beyond cost of revenue; all other expenses are managed on a consolidated basis. Accordingly, the only expense category included in segment gross profit (loss) is cost of revenue, as there are no other segment items for the reportable segments. Mr. Roberts does not evaluate performance or allocate resources based on segment asset or liability information. Entity-wide disclosures are presented in the Company’s annual Form 10-K, consistent with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting requirements.
Finance leases
For leases that are classified as finance leases, the Group recognizes a right‑of‑use asset and a corresponding finance lease liability at lease commencement, measured at the present value of future lease payments, using the interest rate implicit in the lease, or where that rate cannot be readily determined, its incremental borrowing rate.
The Group assesses at lease commencement whether it is reasonably certain to exercise a purchase option, considering factors such as the option price relative to the asset’s expected fair value, the significance of leasehold improvements, and operational requirements. When exercise is reasonably certain, the option price is included in the measurement of the right-of-use asset and lease liability.
The Group accounts for certain finance leases related to GPU financing arrangements using a portfolio approach under ASC Topic 842, Leases (“ASC 842”). Specifically, the Group applies the lease accounting model to a portfolio of leases with similar characteristics (including underlying asset type, contractual terms, payment structure and end-of-term provisions) when management reasonably expects that applying ASC 842 at a portfolio level will not differ materially from applying the guidance to the individual leases. The Group uses common assumptions for the portfolio and reassesses the appropriateness of the portfolio approach when there are changes in facts and circumstances, including changes to contractual terms, commencement timing, or other factors that could result in material differences compared to individual-lease accounting.
The finance lease right‑of‑use asset is included within “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets and is depreciated on a straight‑line basis over the estimated useful life of the underlying asset, as the Group is reasonably certain to exercise its purchase options. Interest expense on finance lease liabilities is recognized using the effective interest method over the lease term and is generally presented within “Finance expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The Group’s finance leases primarily relate to GPU hardware.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Finite-lived intangible assets
Intangible assets with finite lives are comprised of connection rights which represent contractual rights to access and use electricity, network and/or other infrastructure capacity at specific sites. These rights are recognized as intangible assets when the Group obtains control of the rights and it is probable that the expected future economic benefits will flow to the Group.
Connection rights acquired in a business combination are initially recognized at their fair value as of the acquisition date. Connection rights acquired separately are initially measured at cost, which includes any directly attributable costs necessary to bring the asset to the condition and location necessary for its intended use.
Connection rights are classified as finite-lived intangible assets and are amortized on a straight-line basis over the shorter of their contractual term and their estimated period of economic benefit. The Group reviews the useful lives, residual values and amortization methods of connection rights at least annually, and adjusts them prospectively if expectations change.
Connection rights are carried at cost (or acquisition-date fair value) less accumulated amortization and accumulated impairment losses. The Group evaluates connection rights for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When such indicators exist, the Group compares the carrying amount of the asset (or asset group) with its estimated undiscounted future cash flows. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount over the asset’s fair value, with the loss recorded in “Impairment of assets” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures (1) for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and (2) for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Group adopted ASU 2023-09 for its annual period beginning July 1, 2025, which did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Debt with Conversion and Other Options (“ASU 2024-04”). ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Group early adopted ASU 2024-04 on July 1, 2025, using the prospective transition approach. As a result of our adoption, the Group accounted for the repurchase of the 3.25% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) and 3.50% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”), as an induced conversion. Refer to Note 16 Convertible notes payable for additional details.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses, where entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Group early adopted ASU 2025-05 on July

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
1, 2025, using the prospective transition approach, which did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 updates the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual periods beginning after December 15, 2027 and interim periods within annual reporting periods beginning after December 15, 2028; early adoption is permitted. The Group is currently assessing the impact of adopting the standard.
Note 3. Cost of revenue
The components of cost of revenue (exclusive of depreciation and amortization) are as follows:

	Three Months Ended December 31, 2025
(in USD thousands)	Bitcoin mining	AI Cloud Services	Total
Electricity	$58,916	$794	$59,710
Employee benefits	3,397	1,217	4,614
Other direct expenses	1,055	384	1,439
Total cost of revenue	$63,368	$2,395	$65,763

	Three Months Ended December 31, 2024
(in USD thousands)	Bitcoin Mining	AI Cloud Services	Total
Electricity	$30,112	$59	$30,171
Employee benefits	1,447	165	1,612
Other direct expenses	460	51	511
Total cost of revenue	$32,019	$275	$32,294

	Six Months Ended December 31, 2025
(in USD thousands)	Bitcoin mining	AI Cloud Services	Total
Electricity	$134,745	$903	$135,648
Employee benefits	6,411	1,677	8,088
Other direct expenses	2,157	543	2,700
Total cost of revenue	$143,313	$3,123	$146,436

	Six Months Ended December 31, 2024
(in USD thousands)	Bitcoin mining	AI Cloud Services	Total
Electricity	$59,896	$97	$59,993
Employee benefits	2,821	315	3,136
Other direct expenses	929	95	1,024
Total cost of revenue	$63,646	$507	$64,153

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 4. Selling, general, and administrative expenses
The components of selling, general and administrative expenses are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in USD thousands)	2025	2024	2025	2024
Employee benefits	$8,553	$4,902	$16,917	$9,964
Payroll taxes on stock-based compensation	6,843	471	39,617	1,606
Professional fees	9,277	3,553	16,066	6,378
Stock based compensation	58,231	7,975	130,636	16,159
Insurance	3,823	4,650	8,996	7,642
Renewable energy certificates	2,705	1,401	5,529	2,049
Property taxes	1,889	231	3,524	556
Non-refundable provincial sales tax	1,955	1,329	3,444	2,302
Sponsorships and marketing	1,997	857	5,077	1,435
Other selling, general and administrative expenses	5,482	3,524	9,308	5,974
Total selling, general and administrative expenses	$100,755	$28,892	$239,114	$54,064
Note 5. Revenue
Disaggregation of Revenue
The Group primarily generates its revenue through Bitcoin mining and AI Cloud Services. The Group’s revenues are disaggregated by geographical region based on the location of the contracting entity and type of service or goods. For the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), all Bitcoin mining revenue was generated in Australia and all AI Cloud Services revenue was generated in Canada.
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
Deferred revenue, including current and non-current balances as of December 31, 2025 and June 30, 2025, was $46,625,000 and $884,000, respectively. For the three and six months ended December 31, 2025, revenue recognized from deferred revenue at the beginning of the period was $683,000 and $856,000, respectively. For the three and six months ended December 31, 2024, revenue recognized from deferred revenue at the beginning of the period was $529,000 and $480,000, respectively.
Remaining Performance Obligations (“RPO”)
As of December 31, 2025, the Group had $289,411,000 of unsatisfied RPO, of which $150,072,000 is expected to be recognized over the initial 12 months ending December 31, 2026, $135,580,000 between months 13 and 24, and the remaining balance recognized between months 25 and 60.
Strategic Customer Agreement
On November 2, 2025, the Group entered into an agreement with Microsoft Corporation (the “Microsoft Agreement”) to provide dedicated GPU services in tranches at data center facilities located in Childress, Texas, over an average term of

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
five years. The total contract value is approximately $9.7 billion over the term of the agreement, with 20% of the contract value to be paid prior to the applicable delivery date of each tranche.
The Group includes amounts in unsatisfied RPO only for tranches that have been delivered and accepted of which there have been nil as of the reporting date. Consideration related to future tranches is not included in unsatisfied RPO until those tranches are delivered.
Significant Financing Component
Certain customer contracts include significant advance prepayments. The Group assessed whether these terms create a significant financing component under ASC Topic 606, Revenue from Contracts with Customers. Interest expense related to significant financing components was nil for each of the periods ended December 31, 2025 and December 31, 2024, respectively.

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
The following table presents revenue and cost of revenue for the Group’s reportable segments, reconciled to the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Reportable segment revenue
Bitcoin mining revenue	$167,394	$113,483	$400,342	$163,058
AI Cloud Services revenue	17,298	2,661	24,645	5,850
Total segment and consolidated revenue	184,692	116,144	424,987	168,908

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Bitcoin mining	(63,368)	(32,019)	(143,313)	(63,646)
AI Cloud Services	(2,395)	(275)	(3,123)	(507)
Total segment and consolidated cost of revenue	(65,763)	(32,294)	(146,436)	(64,153)

Segment gross profit (loss)	118,929	83,850	278,551	104,755

Reconciling items:
Selling, general and administrative expenses	(100,755)	(28,892)	(239,114)	(54,064)
Depreciation and amortization	(99,176)	(36,077)	(184,402)	(70,008)
Impairment of assets	(31,755)	—	(48,012)	(6,942)
Gain (loss) on disposal of property, plant and equipment	7	(681)	(6)	152
Other operating expenses	(5,468)	(3,994)	(5,468)	(8,399)
Other operating income	1,815	3,104	5,643	4,730
Finance expense	(10,668)	(1,722)	(19,948)	(1,744)
Interest income	15,775	1,587	22,903	3,876
Increase (decrease) in fair value of assets held for sale	(6,449)	516	(6,449)	(2,066)
Realized gain (loss) on financial instruments	(2,910)	—	(8,666)	(4,215)
Unrealized gain (loss) on financial instruments	(107,351)	(32,300)	557,642	(32,300)
Debt conversion inducement expense	(111,799)	—	(111,799)	—
Foreign exchange gain (loss)	1,878	(4,563)	(3,504)	(3,373)
Other non-operating income	—	289	—	294
Income tax (expense) benefit	182,520	(3,005)	(8,167)	(4,287)
Net income (loss)	$(155,407)	$(21,888)	$229,204	$(73,591)

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 7. Deposits and prepayments
The components of deposits and prepaid expenses are as follows:

(in USD thousands)	December 31, 2025	June 30, 2025
Current
Prepayments	$40,761	$33,015
Security deposits	14,569	12,894
Total current deposits and prepaid expenses	$55,330	$45,908

Non-current
Security deposits	$138,514	$29,847
Computer hardware prepayments	4,619	$3,068
Prepayments	5,689	$—
Total non-current deposits and prepaid expenses	$148,822	$32,916

Total deposits and prepaid expenses	$204,152	$78,824
Prepayments
Prepayments at December 31, 2025 and June 30, 2025 primarily include electricity, insurance and lease prepayments made.
Security deposits
Security deposits at December 31, 2025 and June 30, 2025, include deposits paid for development projects.
Computer hardware prepayments
Computer hardware prepayments represent payments made by the Group for the purchase of mining and AI hardware that are yet to be delivered as of December 31, 2025 and June 30, 2025. These prepayments are in accordance with payment schedules set out in relevant purchase agreements with hardware manufacturers.
Note 8. Financial assets
The following table presents the Group’s Condensed Consolidated Balance Sheets classification of financial assets carried at fair value:

(in USD thousands)
Financial assets	Balance Sheet Line	December 31, 2025	June 30, 2025
2030 Prepaid forward contract	Financial assets - Non current	$—	$83,117
2029 Prepaid forward contract	Financial assets - Non current	—	128,500
Total financial assets		$—	$211,617

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following table presents the effect of financial assets on the Group’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Three Months Ended December 31,		Six Months Ended December 31,
Financial assets	Statement of Operations Line	2025	2024	2025	2024
2030 Prepaid forward contract	Unrealized gain (loss) on financial instruments	$(6,300)	$(17,700)	$178,183	$(17,700)
2029 Prepaid forward contract	Unrealized gain (loss) on financial instruments	(9,700)	—	275,600	—
Electricity financial asset	Realized (loss) on financial instruments	—	—	—	(4,215)
Total financial assets		$(16,000)	$(17,700)	$453,783	$(21,915)
The following tables show the valuation techniques used in measuring Level 2 fair values for the financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), as well as the significant unobservable inputs used:

Fair Value Hierarchy Level	Asset Description	Valuation Technique	Significant Inputs
Level 2	2030 Prepaid forward contract	Analytical formula	Share price, risk free rate, dividend yield
Level 2	2029 Prepaid forward contract	Analytical formula	Share price, risk free rate, dividend yield
Level 2	Prepaid Electricity - Financial asset	Forward Price Approach	Forward Prices from OTC Global Holdings
Prepaid Forward Contracts
2030 Prepaid Forward Contract
On December 6, 2024, the Group issued $440,000,000 in aggregate principal amount of the 2030 Convertible Notes. In conjunction with the offering of the 2030 Convertible Notes, the Group entered also into a prepaid forward share purchase contract (“2030 Prepaid Forward Contract”) transactions with a financial institution (“2030 Forward Counterparty”). The 2030 Prepaid Forward Contract is a separate transaction to the 2030 Convertible Notes entered into by the Group with the 2030 Forward Counterparty and is not part of the terms of the 2030 Convertible Notes and will not affect any holder’s rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the 2030 Prepaid Forward Contract.
2029 Prepaid Forward Contract
On June 13, 2025, the Group issued $550,000,000 in aggregate principal amount of the 2029 Convertible Notes. In conjunction with the offering of the 2029 Convertible Notes, the Group entered also into a prepaid forward share purchase contract (“2029 Prepaid Forward Contract”) transactions with a financial institution (“2029 Forward Counterparty”). The 2029 Prepaid Forward Contract is a separate transaction to the 2029 Convertible Notes entered into by the Group with the 2029 Forward Counterparty and is not part of the terms of the 2029 Convertible Notes and will not affect any holder’s rights under the 2029 Convertible Notes. Holders of the 2029 Convertible Notes will not have any rights with respect to the 2029 Prepaid Forward Contract.
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
Reclassification to equity
During the quarter ended December 31, 2025, the Company’s shareholders approved the repurchase of the Company’s Ordinary shares underlying the Prepaid Forward Transactions, if so elected. Following shareholder approval at the Company’s annual general meeting, the Prepaid Forward Transactions met the conditions for equity classification under ASC Topic 815‑40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Prepaid Forward Transactions were reclassified to stockholders’ equity as a reduction of additional paid‑in capital at their fair value on the date of shareholder approval of $665,400,000.
All of the Prepaid Forward Transactions were outstanding as of December 31, 2025.
Electricity financial asset
A subsidiary of the Group amended its Power Supply Agreement (“PSA”) for its Childress site on August 23, 2024, to transition to spot priced electricity based on actual usage. As a result, a realized loss of nil and $4,215,000 was incurred during the three and six months ended December 31, 2024, respectively.
Note 9. Property, plant and equipment, net
The components of property, plant and equipment were as follows:

(in USD thousands)	December 31, 2025	June 30, 2025
Mining hardware	$1,079,663	$1,135,584
GPU hardware	550,636	76,001
Buildings	686,948	639,750
Right-of-use assets - Finance lease	160,042	—
Plant and equipment	8,384	10,002
Land	29,702	13,086
Leasehold improvements	37	43
Construction in progress	1,038,321	237,734
Property, plant and equipment, gross	3,553,733	2,112,200
Less: Accumulated depreciation	(346,941)	(181,246)
Less: Impairment	(36,341)	(385)
Property, plant and equipment, net	$3,170,451	$1,930,567
Depreciation and amortization expense related to property, plant and equipment was $99,176,000 and $36,077,000 for the three months ended December 31, 2025 and 2024, respectively, and $184,402,000 and $70,008,000 for the six months ended December 31, 2025 and 2024, respectively.
During the six months ended December 31, 2025, the Group entered into lease financing arrangements for the acquisition of GPUs, together with related ancillary equipment. The arrangements provide financing for 100% of the purchase price and are structured as 36-month and 24-month leases, respectively. A portion of the leases commenced during the quarter

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
ended December 31, 2025, at which time the corresponding right-of-use assets and lease liabilities were recognized. The lease commencement dates for the remaining GPUs are expected to occur subsequent to December 31, 2025, at which time the corresponding right-of-use assets and lease liabilities will be recognized.
Impairment
Impairment of property, plant and equipment totaled $31,755,000 and $48,012,000 for the three and six months ended December 31, 2025, respectively. The impairment for the three months ended December 31, 2025 was primarily related to S21 Pro miners in British Columbia. The S21 Pro miners are expected to be displaced from the Group’s data centers as part of the Group’s strategic focus on expanding its AI Cloud Services. Management performed an impairment assessment as of December 31, 2025, resulting in a charge to reduce their carrying amount to estimated fair value. The estimated fair value was lower than the net carrying amount and was determined using Level 2 inputs, based on prices for similar assets.
Impairment of property, plant and equipment totaled nil and $6,942,000 for the three and six months ended December 31, 2024, respectively, and was primarily related to the initial classification of the S19j Pro miners as held for sale, as discussed under ‘Assets held for sale’ below.
Change in estimated useful life
On December 31, 2025, the Group reassessed the estimated useful life of its S21 Pro miners in Canal Flats in connection with its strategic focus on expanding AI Cloud Services and consistent with the impairment charges discussed above. Based on this assessment, the miners are now expected to remain in operation through September 2026, at which point they are anticipated to be sold. As a result, the estimated remaining useful life of the miners has been reduced, and the estimated residual value has been revised to approximately $9.5 million, reflecting the expected secondary market price at the anticipated disposal date. The estimated fair value was determined using Level 3 inputs.

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
The impact of these changes on the actual and expected depreciation expense is as follows:

	Years ended June 30,
(in USD thousands)	2026	2027	2028	2029
September 30, 2025 change in useful life	$5,271	$(5,255)	$(5,068)	$(780)
December 31, 2025 change in useful life	$4,349	$(4,166)	$(8,444)	$(1,213)
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
Assets held for sale
On December 31, 2025, the Group classified approximately 12,200 S21 Pro miners as held for sale in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360-10-45-9”) as the miners were no longer in use, were actively

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
marketed for sale, and their sale was deemed highly probable. Upon classification as held for sale, the Group recognized a loss on change in fair value of $6,449,000 to adjust the carrying value of the miners to their estimated fair value less costs to sell as at December 31, 2025.
On September 1, 2024, the Group classified the majority of its S19j Pro mining hardware as held for sale in accordance with ASC 360-10-45-9 as the miners were no longer in use, were actively marketed for sale, and their sale was deemed highly probable. Upon classification as held for sale, the Group recognized an impairment loss of $6,836,000. During the three and six months ended December 31, 2024, the Group recognized a fair value gain of $516,000 and a fair value loss of $2,066,000, respectively, to adjust the carrying value of the miners to their estimated fair value less costs to sell as at December 31, 2024.
Note 10. Derivatives
The following table presents the Group’s Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		December 31, 2025		June 30, 2025
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin purchase option	Derivative assets - Current	$—	$—	$5,756	$—
Capped call transactions - 2030 Convertible Notes	Derivative assets - Non current	—	—	46,400	—
Capped call transactions - 2029 Convertible Notes	Derivative assets - Non current	—	—	75,700	—
Capped call transactions - 2031 Convertible Notes	Derivative assets - Non current	33,500	—	—	—
Capped call transactions - 2032 Convertible Notes	Derivative assets - Non current	93,900	—	—	—
Capped call transactions - 2033 Convertible Notes	Derivative assets - Non current	88,300	—	—	—
Total derivatives		$215,700	$—	$127,856	$—

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following table presents the effect of derivatives on the Group’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Three Months Ended December 31,		Six Months Ended December 31,
Derivative	Statement of Operations Line	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Bitcoin purchase option	Realized gain (loss) on financial instruments	$(2,910)	$—	$(8,666)	$—
Bitcoin purchase option	Unrealized gain (loss) on financial instruments	—	—	2,910	—
Capped call transactions - 2030 Convertible Notes	Unrealized gain (loss) on financial instruments	(23,700)	(14,600)	57,500	(14,600)
Capped call transactions - 2029 Convertible Notes	Unrealized gain (loss) on financial instruments	(31,100)	—	80,000	—
Capped call transactions - 2031 Convertible Notes	Unrealized gain (loss) on financial instruments	(21,782)	—	(21,782)	—
Capped call transactions - 2032 Convertible Notes	Unrealized gain (loss) on financial instruments	(7,902)	—	(7,902)	—
Capped call transactions - 2033 Convertible Notes	Unrealized gain (loss) on financial instruments	(6,867)	—	(6,867)	—
Total gain (loss) on derivatives		$(94,261)	$(14,600)	$95,193	$(14,600)
Capped Call Transactions
2030 Capped Call Transactions
In conjunction with the offering of the 2030 Convertible Notes, the Group entered into the capped call transactions with certain financial institutions (the “2030 Capped Call Transactions”). The 2030 Capped Call Transactions are generally expected to reduce potential dilution to holders of the Group’s Ordinary shares upon any conversion of the 2030 Convertible Notes and/or offset any cash payments the Group is required to make in excess of the principal amount of the 2030 Convertible Notes upon conversion of the 2030 Convertible Notes in the event that the market price per share of our Ordinary shares is greater than the strike price of the 2030 Capped Call Transactions, with such reduction and/or offset subject to a cap.
2029 Capped Call Transactions
In conjunction with the offering of the 2029 Convertible Notes, the Group entered into the capped call transactions with certain financial institutions (the “2029 Capped Call Transactions”). The 2029 Capped Call Transactions are generally expected to reduce potential dilution to holders of the Group's Ordinary shares upon any conversion of the 2029 Convertible Notes and/or offset any cash payments the Group is required to make in excess of the principal amount of the 2029 Convertible Notes upon conversion of the 2029 Convertible Notes in the event that the market price per share of our Ordinary shares is greater than the strike price of the 2029 Capped Call Transactions, with such reduction and/or offset subject to a cap.
2031 Capped Call Transactions
In conjunction with the Group’s offering of 0.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”), the Group entered into the capped call transactions with certain financial institutions (the “2031 Capped Call Transactions”). The 2031 Capped Call Transactions are generally expected to reduce potential dilution to holders of the Group's Ordinary shares upon any conversion of the 2031 Convertible Notes and/or offset any cash payments the Group is required to make

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
in excess of the principal amount of the 2031 Convertible Notes upon conversion of the 2031 Convertible Notes in the event that the market price per share of our Ordinary shares is greater than the strike price of the 2031 Capped Call Transactions, with such reduction and/or offset subject to a cap.
2032 and 2033 Capped Call Transactions
In conjunction with the Group’s offering of 0.25% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”) and 1.00% Convertible Senior Notes due 2033 (the “2033 Convertible Notes”), the Group entered into the capped call transactions with certain financial institutions (the “2032 Capped Call Transactions” and the “2033 Capped Call Transactions”, respectively). The 2032 Capped Call Transactions and 2033 Capped Call Transactions are generally expected to reduce potential dilution to holders of the Group's Ordinary shares upon any conversion of the 2032 Convertible Notes and 2033 Convertible Notes and/or offset any cash payments the Group is required to make in excess of the principal amount of the 2032 Convertible Notes and 2033 Convertible Notes upon conversion of the 2032 Convertible Notes and 2033 Convertible Notes in the event that the market price per share of our Ordinary shares is greater than the strike price of the 2032 Capped Call Transactions or 2033 Capped Call Transactions, with such reduction and/or offset subject to a cap.
The following tables summarize the key terms of the Capped Call Transactions:

	2031 Capped Call	2032 Capped Call	2033 Capped Call
Net proceeds used to purchase the Capped Call Transactions (in thousands)	$56,700	$104,305	$96,715
Transaction costs expensed (in thousands)	$1,418	$2,503	$1,547
Initial cap price	$120.18	$82.24	$82.24
Last reported sale price of Ordinary shares	$60.09	$41.12	$41.12
Date of last reported sale price of Ordinary shares	October 8, 2025	December 2, 2025	December 2, 2025
Reclassification to equity
During the quarter ended December 31, 2025, the Company’s shareholders approved the repurchase of the Company’s Ordinary shares underlying the 2030 Capped Call Transactions and the 2029 Capped Call Transactions, if so elected. Following shareholder approval, the 2030 Capped Call Transactions and the 2029 Capped Call Transactions met the conditions for equity classification under ASC 815‑40. Accordingly, the 2030 Capped Call Transactions and the 2029 Capped Call Transactions were reclassified to stockholders’ equity as a reduction of additional paid‑in capital at their fair value on the date of shareholder approval of $259,600,000.

	2030 Capped Call	2029 Capped Call
Net proceeds used to purchase the Capped Call Transactions (in thousands)	$44,352	$53,790
Transaction costs expensed (in thousands)	$1,452	$2,790
Initial cap price	$25.86	$20.98
Last reported sale price of Ordinary shares	$12.93	$10.49
Date of last reported sale price of Ordinary shares	December 3, 2024	June 10, 2025
Prior to their reclassification to equity, the Group estimated the fair value of the 2030 Capped Call Transactions and 2029 Capped Call Transactions using the Black-Scholes-Merton pricing model, which includes several inputs and assumptions including the risk-free interest rate, dividend yield, and the expected stock-price volatility. The following table represents

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
the significant and unobservable fair value assumptions used for Capped Call Transactions as at the date of shareholder approval:

	2030 Capped Call	2029 Capped Call
Closing share price	$45.83	$45.83
Long strike price	$16.81	$13.64
Short strike price	$25.86	$20.98
Risk free interest rate	3.62%	3.59%
Dividend yield	nil	nil
Expected volatility	62.5%	62.5%
Level 3 derivative assets
The Group determined that the 2031 Capped Call Transactions, 2032 Capped Call Transactions, and 2033 Capped Call Transactions are a Level 3 derivative asset given significant unobservable inputs are included in its valuation. The Group estimates the fair value of the derivative using the Black-Scholes-Merton pricing model, which includes several inputs and assumptions including the risk-free interest rate, dividend yield, and the expected stock-price volatility. The following table represents the significant fair value assumptions used for Capped Call Transactions as at December 31, 2025:

	2031 Capped Call	2032 Capped Call	2033 Capped Call
Closing share price	$37.77	$37.77	$37.77
Long strike price	$85.63	$51.40	$51.40
Short strike price	$120.18	$82.24	$82.24
Risk free interest rate	3.71%	3.79%	3.87%
Dividend yield	nil	nil	nil
Expected volatility	62.5%	57.5%	57.5%
Volatility is a measure of the expected change in variables over a fixed period of time. Some financial instruments benefit from an increase in volatility and others benefit from a decrease in volatility. Generally, for a long position in an option, an increase in volatility would result in an increase in the fair values of financial instruments.
The following table reconciles the movement in the fair value of the Capped Call Transactions:

(in USD thousands)	2030 Capped Call	2029 Capped Call	2031 Capped Call	2032 Capped Call	2033 Capped Call	Total
Balance as at July 1, 2025	$46,400	$75,700	$-	$-	$-	$122,100
Initial recognition on October 14, 2025	-	-	55,282	-	-	55,282
Initial recognition on December 8, 2025	-	-	-	101,802	95,167	196,969
Unrealized gain (loss) recognized	57,500	80,000	(21,782)	(7,902)	(6,867)	100,949
Reclassification to equity	(103,900)	(155,700)	-	-	-	(259,600)
Balance as at December 31, 2025	$-	$-	$33,500	$93,900	$88,300	$215,700

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
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
The embedded Bitcoin purchase option was bifurcated from the host contract and is accounted for separately as a derivative financial instrument. It is initially and subsequently measured at fair value, with changes in fair value and any settlements recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2025, the Bitcoin purchase options were unexercised and had expired, and the derivative’s carrying value was reduced to nil.
The following tables show the valuation techniques used in measuring Level 2 fair values for the Bitmain purchase option in the Condensed Consolidated Balance Sheets, as well as the significant unobservable inputs used:

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
Level 3: Unobservable inputs for the asset or liability.
The following tables present the Group’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of December 31, 2025
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets
2031 Capped Call Transactions	$33,500	$-	$-	$33,500
2032 Capped Call Transactions	93,900	-	-	93,900
2033 Capped Call Transactions	88,300	-	-	88,300
Total derivative assets	$215,700	$-	$-	$215,700

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

	Fair value measured as of December 31, 2025
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2030 Convertible Notes	$207,072	$521,908	$-	$-
2029 Convertible Notes	227,671	695,197	-	-
2031 Convertible Notes	980,018	748,421	-	-
2032 Convertible Notes	1,135,280	1,077,605	-	-
2033 Convertible Notes	1,135,255	1,078,518	-	-
Total	$3,685,296	$4,121,649	$-	$-

	Fair value measured as of June 30, 2025
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2030 Convertible Notes	$427,837	$483,089	$-	$-
2029 Convertible Notes	534,928	712,844	-	-
Total	$962,765	$1,195,933	$-	$-
There were no transfers between Level 1, 2 or 3 during the periods presented.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Refer to Note 8. Financial assets and Note 10. Derivatives for the significant fair value assumptions and the related movements and balances of financial instruments measured and recorded at fair value on a recurring basis.
Note 12. Intangible assets, net
The components of finite-lived intangible assets are as follows:

	December 31, 2025
(in USD thousands)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Weighted-Average Lives (in years)
Connection rights for electricity services	$105,073	$—	$105,073	12
Land purchase options	$2,500	$—	$2,500	—
Total	$107,573	$—	$107,573	12
The Group did not have any intangible assets as of June 30, 2025.
During the three months ended December 31, 2025, the Group acquired contractual rights to acquire land parcels and secured connection rights for electricity in Oklahoma. These transactions are accounted for as an asset acquisition. The total cost of the asset acquisition was $112.0 million. Amounts paid to obtain purchase rights are capitalized as intangible assets and reclassified to land upon exercise of the land purchase rights. The connection right is amortized on a straight‑line basis over 12 years, the contractual term, and is expected to begin in the fourth quarter of fiscal year 2028. The estimated amortization expense for each fiscal year is approximately $8.8 million.
For the three and six months ended December 31, 2025 and 2024, there was nil amortization expense related to finite-lived intangible assets.

Note 13. Accounts payable and accrued expenses
The components of accounts payable and accrued expenses are as follows:

(in USD thousands)	December 31, 2025	June 30, 2025
Accounts payable	$232,590	$81,747
Accrued expenses	343,678	42,368
Loss contingencies	—	20,000
Total accounts payable and accrued expenses	$576,268	$144,115
Loss contingencies
Non-Recourse SPVs
NYDIG, who was the lender under limited recourse equipment financing loans to IE CA 3 Holdings Ltd. and IE CA 4 Holdings Ltd. (bankrupt entities for which PricewaterhouseCoopers (“PwC”) is currently acting as receiver and trustee) (“Non-Recourse SPVs”), had brought claims against the Non-Recourse SPVs and the Company. All claims except the oppression remedy, which had been dismissed by the Trial Court, were unsuccessful. In addition PwC as receiver and trustee of the Non-Recourse SPVs’ estates continued its investigation of the affairs of the Non-Recourse SPVs in Canada and Australia. On August 12, 2025, the Company entered into a settlement agreement with NYDIG, PwC, the Non-Recourse SPVs and their local representatives in Australia to terminate all current proceedings and release all claims related to the financing loans and the subsequent receivership and bankruptcies. The Company has agreed to pay a

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
settlement amount to NYDIG of $20 million and such amount was recorded as a loss contingency in the Group’s consolidated financial statements as of June 30, 2025. The settlement amount was subsequently paid during the quarter ended September 30, 2025.

Note 14. Leases
The Group has finance leases that are material to the condensed consolidated financial statements and has provided the related interim disclosures below. The Group also has operating leases that are not material and have not changed materially since the Group’s Annual Report on Form 10‑K for the year ended June 30, 2025. For additional information regarding operating leases, refer to Note 17 in the Group’s Form 10‑K.
The following table shows the right-of-use assets and lease liabilities as of December 31, 2025 and June 30, 2025:

(in USD thousands)	December 31, 2025	June 30, 2025
Right-of-use assets:
Finance leases	159,291	—
Total right-of-use assets	$159,291	$—

Lease liabilities:
Finance leases	155,914	—
Total lease liabilities	$155,914	$—
The Group’s lease costs are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in USD thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of ROU asset	751	—	751	—
Interest on lease liabilities	367	—	367	—
Total lease expense	$1,118	$—	$1,118	$—
The following table presents supplemental lease information:

	Six Months Ended December 31,
(in USD thousands)	2025	2024
Operating cash flows from finance leases	$—	$—
Investing cash flows from finance leases	$10,184	$—

Right-of-use assets obtained in exchange for finance lease liabilities	$155,547	$—

Weighted-average remaining lease term (in years):
Finance leases	2.3	0
Weighted-average discount rate:
Finance leases	9.6%	—%

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following table presents the Group’s future minimum lease payments as of December 31, 2025:

(in USD thousands)	Finance Leases
2026	$35,130
2027	78,396
2028	51,893
2029	10,145
2030	—
Thereafter	—
Total undiscounted lease payments	$175,564
Less present value discount	(19,650)
Present value of lease liabilities	$155,914
Note 15. Other liabilities
The components of other liabilities are as follows:

(in USD thousands)	December 31, 2025	June 30, 2025
Current
Employee benefits	$9,146	$1,834
Payroll taxes	22,468	566
Accrued interest payable	2,542	1,545
Other liabilities	1,905	—
Total current other liabilities	$36,061	$3,945

Non-current
Employee benefits	$306	$234
Payroll taxes	$3,477	—
Total non-current other liabilities	$3,783	$234

Total other liabilities	$39,844	$4,179

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 16. Convertible notes payable
Details of the Group’s notes payable are as follows:

	2030 Convertible Notes	2029 Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	2033 Convertible Notes	Total
Balance at July 1, 2025	$427,837	$534,928	$—	$—	$—	$962,765
Initial recognition on October 14, 2025	—	—	979,252	—	—	979,252
Initial recognition on December 8, 2025	—	—	—	1,135,136	1,135,134	2,270,270
Change in estimate related to accrued debt issuance costs	104	—	—	—	—	104
Interest expenses	7,775	10,409	766	328	856	20,134
Coupon interest payable	(6,698)	(8,948)	—	(184)	(735)	(16,565)
Induced conversion of notes	(221,946)	(308,718)	—	—	—	(530,664)
Convertible notes outstanding as at December 31, 2025	207,072	227,671	980,018	1,135,280	1,135,255	3,685,296
Convertible notes due within one year	—	—	—	—	—	—
Total convertible notes, net of portion due within one year	$207,072	$227,671	$980,018	$1,135,280	$1,135,255	$3,685,296
The following table summarizes the key terms of the convertible notes:

	2030 Convertible Notes	2029 Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	2033 Convertible Notes
Issuance date	December 6, 2024	June 13, 2025	October 14, 2025	December 8, 2025	December 8, 2025
Maturity date	June 15, 2030	December 15, 2029	July 1, 2031	June 1, 2032	June 1, 2033
Remaining principal (in thousands)	$212,310	$233,389	$1,000,000	$1,150,000	$1,150,000
Stated interest rate	3.25%	3.50%	0%	0.25%	1.00%
Interest payment dates	June 15 & December 15	June 15 & December 15	N/A	June 1 & December 1	June 1 & December 1
Effective interest rate	3.87%	4.22%	0.37%	0.45%	1.18%
Net proceeds (in thousands)[1]	$311,646	$392,393	$927,300	$1,033,189	$1,040,779
Initial conversion rate[2]	59.4919	73.3299	11.6784	19.4533	19.4533
Initial conversion price	$16.81	$13.64	$85.63	$51.40	$51.40
Principal amount per note	$1,000	$1,000	$1,000	$1,000	$1,000
1 Net proceeds after deducting offering and issuance costs related to the convertible note and related financial instruments, where applicable.
2 Initial conversion rate of shares is per $1,000 principal amount of the relevant note.
Repurchase of the 2030 Convertible Notes and 2029 Convertible Notes
On December 2, 2025, the Company entered into separate, privately negotiated transactions with a limited number of holders of outstanding 2030 Convertible Notes and 2029 Convertible Notes to repurchase a portion of the 2030 Convertible Notes and 2029 Convertible Notes (the “Repurchase”) for cash. The settlement of the conversion of the 2030 Convertible Notes and 2029 Convertible Notes is through cash, ordinary shares, or a combination of both, at the Group’s election.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The total repurchase cost was approximately $1,632.4 million, which includes accrued and unpaid interest of $8.9 million. The repurchase was accounted for as an induced conversion in accordance with ASU 2024-04. The Company recorded an inducement expense of $111.8 million within “Debt conversion inducement expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2025 and a charge to additional paid-in capital of $981.0 million within stockholders’ equity.
As of December 31, 2025, the Group has $445.7 million of aggregate principal amount of the 2030 Convertible Notes and 2029 Convertible Notes outstanding.
In conjunction with the issuance of the above 2032 Convertible Notes and 2033 Convertible Notes and Repurchase, on December 2, 2025, the Company entered into certain share purchase agreements. Refer to Note 17.
Note 17. Stockholders’ equity
We do not have a limit on our authorized share capital and do not recognize the concept of par value under Australian law.
The total number of Ordinary shares outstanding (including loan-funded shares) was 332,280,383 and 258,103,209 as at December 31, 2025 and June 30, 2025, respectively.
At-the-Market facility
On January 21, 2025, the Company filed a registration statement, including an accompanying at-the-market prospectus supplement relating to the offer and sale of $1,000,000,000 additional Ordinary shares. As of December 31, 2025, the Company has issued 66,707,732 Ordinary shares under an At Market Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co., Compass Point Research & Trading, LLC, Canaccord Genuity LLC, Citigroup Global Markets, J.P. Morgan Securities LLC and Macquarie Capital (USA) Inc. at varying prices generating an aggregate of approximately $999,999,452 in proceeds through September 2025, with no further amounts remaining available for sale under its prospectus supplement relating to the Sales Agreement and related prospectus supplement.

Equity Offering
In conjunction with the Repurchase, on December 2, 2025, the Company entered into certain share purchase agreements, by and between the Company and certain purchasers, pursuant to which the Company agreed to sell 39,699,102 Ordinary shares in a registered direct offering at a price of $41.12 per share (the “Equity Offering”). The issuance and sale of 39,699,102 Ordinary shares was completed on December 8, 2025.
Loan-funded shares
As at December 31, 2025 and June 30, 2025, there were 521,206 and 842,291 restricted ordinary shares issued to management under the Employee Share Plans as well as certain non-employee founders of PodTech Innovation Inc, which are treated as stock options for accounting purposes.
Dividends
No dividends were declared during the three and six months ended December 31, 2025 and 2024.
Note 18. Stock-based compensation
In June 2023, the Board approved the 2023 Long-Term Incentive Plan (“2023 LTIP”) under which participating employees and directors are typically granted RSUs in three tranches: two tranches with time-based vesting conditions and a third tranche with a performance-based vesting condition. As of December 31, 2025, the Company had an aggregate of 0 Ordinary shares reserved for future issuance under the 2023 LTIP.
In November 2025, the Company’s shareholders approved the 2025 Omnibus Incentive Plan (“2025 Omnibus Plan”) under which employees and directors may be granted equity compensation awards with time-based vesting conditions and

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
performance-based vesting conditions. As of December 31, 2025, the Company had an aggregate of 17.5 million Ordinary shares reserved for future issuance under the 2025 Omnibus Plan. As of December 31, 2025, no awards had yet been granted under the 2025 Omnibus Plan.
The Group’s stock-based compensation expense recognized during the three and six months ended December 31, 2025 and 2024, is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in USD thousands)	2025	2024	2025	2024
Stock options	$18,204	$3,159	$21,271	$6,368
Service-based RSUs	34,582	4,327	76,650	8,833
Performance-based RSUs	5,445	489	32,715	958
Total stock-based compensation	$58,231	$7,975	$130,636	$16,159
Restricted stock units with service conditions
Stock-based compensation expense related to share-settled RSUs with service conditions is based on the fair value of the Group’s Ordinary shares on the date of grant. The Group recognizes stock-based compensation expense associated with such share-settled RSU awards on a straight-line basis over the vesting period of each service-based tranche.
The following table presents a summary of activity for the RSUs with service conditions under all plans during the six months ended December 31, 2025:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Outstanding as of June 30, 2025	15,567,267	$7.68	$226,815
Granted	4,693,808	14.95
Forfeited	(208,093)	11.04
Exercised	(5,500,069)	6.52
Outstanding as of December 31, 2025	14,552,913	$10.42	$549,664
Vested and exercisable as of December 31, 2025	582,152	$5.82	$21,988
The Group had approximately $93,244,000 of total unrecognized compensation expense related to unvested service condition RSUs granted, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.35 years.
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

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following table presents a summary of activity for the RSUs with market conditions under all plans during the six months ended December 31, 2025:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Outstanding as of June 30, 2025	6,158,567	$5.28	$89,730
Granted	3,718,984	10.26
Forfeited	(219,854)	6.38
Exercised	(3,936,903)	6.40
Outstanding as of December 31, 2025	5,720,794	$7.71	$216,074
Vested and exercisable as of December 31, 2025	186,663	$5.62	$7,050
During the six months ended December 31, 2025, the Group issued the following RSUs with market conditions:
•3,718,984 RSUs which are scheduled to vest after three years based on total shareholder return measured against the Russell 2000 index (and continued service over the vesting period).
The Group had approximately $32,846,000 of total unrecognized compensation expense related to unvested market condition RSUs granted, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.86 years.
Stock options
The following table presents a summary of the option activity under all plans:

(in USD thousands, except share and per share amounts and years)	Number of shares	Weighted average exercise price (per share)	Aggregate intrinsic value	Weighted average remaining contractual life (in years)
Outstanding as of June 30, 2025	7,878,554	$47.07	$34,648	5.80
Granted	—	—
Forfeited or canceled	—	—
Exercised	(2,370,104)	3.17
Outstanding as of December 31, 2025	5,508,450	$65.96	$23,396	7.32
Vested and exercisable as of December 31, 2025	640,266	$4.29	$21,654	6.61
The Group had approximately $40,373,000 of total unrecognized compensation expense related to unvested stock options as of December 31, 2025, which is expected to be recognized over a weighted-average remaining vesting period of approximately 4.65 years, subject to the early achievement of any associated performance-based vesting hurdles.
No options were granted during the six months ended December 31, 2025.
As of December 31, 2025 there were 4,868,184 unvested options.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 19. Net income (loss) per share of Ordinary shares
The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of Ordinary shares as their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Stock options	4,800,000	7,854,102	4,800,000	7,854,102
Restricted stock units	25,891,573	8,851,405	35,278	8,851,405
Convertible notes	78,276,646	—	32,286,446	—
Capped call transactions	30,696,269	—	15,264,265	—
Prepaid forward transactions	6,628,286	—	3,314,143	—
Total	146,292,774	16,705,507	55,700,132	16,705,507
The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of Ordinary shares for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(155,407)	$(21,888)	$229,204	$(73,591)
Convertible notes interest expense, net of tax	—	—	7,702	—
Numerator for diluted net income (loss) per share of Ordinary shares	$(155,407)	$(21,888)	$236,906	$(73,591)

Denominator:
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	298,027,356	210,470,186	284,234,636	199,866,316
Effects of dilutive securities:
Options	—	—	1,414,940	—
Restricted stock units	—	—	23,893,785	—
Convertible notes	—	—	40,289,142	—
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	298,027,356	210,470,186	349,832,503	199,866,316

Basic net income (loss) per share of Ordinary shares	$(0.52)	$(0.10)	$0.81	$(0.37)
Diluted net income (loss) per share of Ordinary shares	$(0.52)	$(0.10)	$0.68	$(0.37)
Note 20. Income taxes
The effective income tax rate was 54.0% and 3.4% for the three and six months ended December 31, 2025 compared to (15.9)% and (6.2)% for the three and six months ended December 31, 2024. The increase in the effective tax rate for the three months ended December 31, 2025 is primarily attributable to the release of a significant portion of the previously recognized deferred tax liability related to net unrealized gains on financial instruments, following reassessment of the appropriate tax treatment of the financial instruments.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
For the six months ended December 31, 2025, the effective tax rate was below the Australian statutory rate of 30%, mainly due to the deferred tax liability release described above.
The Company’s effective tax rate may vary from quarter to quarter due to both recurring and non‑recurring factors, including the geographical mix of income or losses, changes in valuation allowances, stock‑based compensation, and changes in tax laws or rates. These items can create volatility in the effective tax rate because they may be recognized discretely in a particular period or may not scale proportionately with pre‑tax earnings.
The Company had no material unrecognized tax benefits as of December 31, 2025.
Note 21. Commitments and contingencies
Commitments
As at December 31, 2025 and June 30, 2025, the Group had commitments of $8,786,067,000 and $368,805,000, respectively.
The committed amounts are payable as set out below:

(in USD thousands)	December 31, 2025	June 30, 2025
Commitments
Amounts payable within 12 months of balance date:	$8,748,101	$368,805
Amounts payable after 12 months of balance date:	37,966	—

Total commitments	$8,786,067	$368,805
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

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Contingencies
U.S. importation tariff
In April 2025, the Group received a Notice of Action (‘NOA’) from U.S. Customs and Border Protection challenging the country of origin of mining hardware imported by the Group to the U.S. between April 2024 and February 2025. The NOA asserted that the country of origin of the mining hardware is China and notified the Group of an assessment of a U.S. importation tariff of 25%. The seller has represented to the Group that the country of origin of the mining hardware was not China. Certificates of origin and/or commercial invoices and shipping documents for all mining hardware shipments assessed in the NOA have been provided to the Group to support this claim. The Group has contested the NOA and the associated tariff cost of approximately $100 million. While the outcome of this matter is uncertain at this time, the Group has determined it is not probable that it will result in a future cash outflow and, as such, no loss contingency was recorded as of December 31, 2025. Based on the preliminary nature of this proceeding, the Group cannot reasonably predict the outcome of this matter at this time.
Non-Refundable Sales Tax
The Canada Revenue Agency (“CRA”) asserts that 5% Goods and Services Tax (“GST”) should be applied to services exported to the Australian parent under an intercompany services agreement. The CRA’s position is based on its determination that the Australian parent has a permanent establishment in Canada, thereby requiring the Canadian subsidiaries to charge and remit GST on those services.
On March 31, 2025, the Group received a Notice of Confirmation from the CRA upholding this assessment. In response, the Group filed a Notice of Appeal with the Tax Court of Canada to dispute the assessment.
As at December 31, 2025, the total amount of GST under dispute related to the services supplied to the Australian parent entity is approximately $27.1 million.
Based on the current status of the dispute and the strength of the Group’s legal position, the Group has concluded that it is reasonably possible, but not probable that an outflow of economic resources will be required as at December 31, 2025. Accordingly, the Group has not recorded a loss contingency as at December 31, 2025, in respect of this matter.
Note 22. Subsequent events
The Group has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were available to be issued. Except as described above and below, the Group has concluded no other subsequent events have occurred that require disclosure.
Underwriting commitment for GPU Financing

On February 4, 2026, the Group entered into a binding commitment letter pursuant to which Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A. have, subject to certain conditions, committed to underwrite a delayed draw financing of approximately $3.6 billion to support delivery of dedicated GPU services pursuant to the Microsoft Agreement. The proposed facility is expected to be secured by the related GPUs and contracted cash flows, with phased drawdowns through 2026, and remains subject to execution of definitive agreements and customary closing conditions.

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
Our AI Cloud Services operations generate revenue by providing access to cloud-based GPU computing to customers for AI training and inference workloads. As of December 31, 2025, we had approximately 99,900 GPUs installed or on order for our data centers.
Our Bitcoin Mining operations generate revenue by earning Bitcoin through a combination of Block rewards and transaction fees from the operation of our Bitcoin miners and exchanging these Bitcoin for fiat currencies such as USD or CAD. We typically liquidate all the Bitcoin we mine daily and therefore did not have any Bitcoin held on our balance sheet as of December 31, 2025. As of December 31, 2025, we had installed hashrate capacity of approximately 46 EH/s.
We are also pursuing a strategy of expanding and diversifying our revenue sources into other HPC and AI services beyond AI Cloud Services, including through the development of purpose-built AI data centers for colocation.
Our cash and cash equivalents were $3,260.6 million as of December 31, 2025. Our total revenue was $184.7 million and $116.1 million for the three months ended December 31, 2025 and 2024, respectively, and $425.0 million and $168.9 million for the six months ended December 31, 2025 and 2024, respectively. We generated net income (loss) of $(155.4) million and $(21.9) million for the three months ended December 31, 2025 and 2024, respectively, and $229.2 million and $(73.6) million for the six months ended December 31, 2025 and 2024, respectively.
We generated EBITDA of $(243.9) million and $17.3 million for the three months ended December 31, 2025 and 2024, respectively, and $418.8 million and $(1.4) million for the six months ended December 31, 2025 and 2024, respectively. We generated Adjusted EBITDA of $75.3 million and $62.4 million for the three months ended December 31, 2025 and 2024, respectively, and $167.0 million and $64.9 million for the six months ended December 31, 2025 and 2024, respectively. EBITDA and Adjusted EBITDA are financial measures not defined by GAAP. For a definition of EBITDA and Adjusted EBITDA, an explanation of our management’s use of these measures and a reconciliation of EBITDA and Adjusted EBITDA to loss after income tax expense, see “Key Indicators of Performance and Financial Conditions”.

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
We have seven data center sites with executed grid connection agreements or letters of agreement representing approximately 4,500MW of total power capacity: three in Texas, United States, namely Childress, Sweetwater 1 and Sweetwater 2, three in British Columbia, Canada, namely Canal Flats, Mackenzie and Prince George, and one in Oklahoma, United States.
Our 750MW Childress site has been operating since April 2023 and, as of December 31, 2025, has approximately 650MW of operating data center capacity and installed hashrate capacity of approximately 40 EH/s. We are currently undertaking an expansion of our data center capacity at Childress to support direct-to-chip liquid cooling GPU deployments known as “Horizon 1,” “Horizon 2,” “Horizon 3” and “Horizon 4” with a combined IT load of up to 200MW. We do not expect a material reduction in hashrate capacity at our Childress site until the full deployment of “Horizon 3” and “Horizon 4.”
Our 1,400MW Sweetwater 1 and 600MW Sweetwater 2 sites are under development and located approximately 40 miles from Abilene, Texas. We are targeting connection to the Electric Reliability Council of Texas (“ERCOT”) grid and a substation energization date in the second quarter of calendar year 2026 for Sweetwater 1 and the fourth quarter of calendar year 2027 for Sweetwater 2. Design works are complete for a direct fiber loop between Sweetwater 1 and Sweetwater 2.
Our 30MW Canal Flats site was acquired from PodTech Innovation Inc. and certain of its related parties in January 2020, and has been operating since 2019. As of December 31, 2025 it had approximately 30MW of data center capacity and hashrate capacity of approximately 1.6 EH/s.
Our 80MW Mackenzie site has been operating since April 2022 and, as of December 31, 2025, had approximately 80MW of data center capacity and hashrate capacity of approximately 4.4 EH/s, down from 5.2 EH/s following GPU retrofitting at our Mackenzie site in connection with the Group’s strategic focus on expanding its AI Cloud Services.
Our 50MW Prince George site has been operating since September 2022 and, as of December 31, 2025, had approximately 50MW of data center capacity. All of the hashrate capacity at Prince George has been displaced to accommodate GPUs at the site.
As of December 31, 2025, the Group had secured contractual rights to procure land and 1,600MW of grid-connected power for a new data center site in Oklahoma.
As of December 31, 2025, 71% and 29% of the Company’s non-current assets were located in the United States of America and Canada, respectively.
AI Cloud Services
On November 2, 2025, the Group entered into an agreement with Microsoft Corporation (the “Microsoft Agreement”), pursuant to which we will provide Microsoft Corporation with dedicated GPU services at “Horizon” data center facilities located in Childress, Texas over a five-year average term. The GPU services will be made available to Microsoft Corporation in four tranches targeted for deployment during 2026 (subject to extension in certain circumstances). The total contract value is approximately $9.7 billion through 2031, with 20% of the contract value for each tranche to be paid prior to the applicable delivery date and credited against the service fees due and payable after the 24th calendar month of the applicable GPU service term on a pro rata basis. The GPU quantity and the estimated monthly payments are expected to be approximately equal across all four tranches.
The GPUs that will be used to provide the GPU services will be installed across “Horizon 1,” “Horizon 2,” “Horizon 3” and “Horizon 4”, representing a combined IT load of approximately 200MW. Cash flows from the Microsoft Agreement will be used to finance part of the approximately $5.8 billion of GPU related capital expenditure anticipated to be required in connection with the Microsoft Agreement.
The Microsoft Agreement contains customary termination rights (including certain cure periods), including, subject to a cure period, a right for Microsoft to terminate if the applicable Group counterparty fails to meet agreed delivery dates and other remedies. The Microsoft Agreement contains other customary provisions for an agreement of this nature, including service level commitments, excluded delays, delay credits, governance reporting, representations and warranties, force majeure, indemnities and limitations of liability. The commencement of the parties’ obligations under the Microsoft Agreement is subject to a delivery acceptance process.
Hardware Purchases
On November 2, 2025, the Group entered into a purchase agreement with Dell Marketing L.P. (“Dell”) pursuant to which Dell will supply to the Group GPUs and ancillary products and services, scheduled to be delivered in four tranches during 2026 (commencing March 2026), for an aggregate purchase price of approximately $5.8 billion payable in installments within 30 days of each tranche shipping (the “Dell Purchase Agreement”). The number of GPU server racks are expected to be equal across all four tranches. The Dell Purchase Agreement contains customary representations, warranties, covenants, indemnities and termination rights. The Company has agreed to provide an unconditional parent guarantee with respect to the obligations under the Dell Purchase Agreement.
Additionally, on November 5, 2025, the Group entered into financing arrangements with Dell Financial Services to finance a portion of the Group’s GPU orders for Prince George. The facility provides $199.8 million of financing, structured as a 24-month lease. The lease includes a purchase option at the Group’s sole discretion, allowing the acquisition of the GPUs upon maturity of the lease for $1. The Company has agreed to provide a parent guarantee with respect to all payment obligations under this facility.
Convertible Notes Transactions; Equity Offering
On October 14, 2025, the Company issued $1.0 billion aggregate principal amount of its 2031 Convertible Notes. Net proceeds from the offering of the 2031 Convertible Notes were approximately $979.0 million after deducting initial purchasers’ discounts, commissions, and estimated offering expenses. The Company used approximately $56.7 million of the net proceeds to enter into capped call transactions in connection with the 2031 Convertible Notes.
On December 8, 2025, the Company issued $1.15 billion aggregate principal amount of its 2032 Convertible Notes and $1.15 billion aggregate principal amount of its 2033 Convertible Notes. The net proceeds from the offerings of the 2032 Convertible Notes and the 2033 Convertible Notes were approximately $2,270.0 million after deducting the initial purchasers’ discounts, commissions and estimated offering expenses. The Company used $201.0 million of the net proceeds to fund the cost of entering into the capped call transactions, in aggregate, in connection with the 2032 Convertible Notes and the 2033 Convertible Notes.
In addition, on December 2, 2025, the Company entered into certain separate, privately negotiated transactions with a limited number of holders of the Company’s outstanding (i) 2030 Convertible Notes and (ii) 2029 Convertible Notes to repurchase approximately $227.7 million aggregate principal amount of the 2030 Convertible Notes for approximately $608.2 million, which includes accrued and unpaid interest, and to repurchase approximately $316.6 million aggregate principal amount of the 2029 Convertible Notes for approximately $1,024.2 million, which includes accrued and unpaid interest, for an aggregate purchase price of approximately $1,632.4 million (the “Repurchases”). The Repurchases were completed on or about December 8, 2025. See “—Liquidity and Capital Resources” for additional information.
On December 2, 2025, in conjunction with the Repurchases, the Company entered into certain share purchase agreements, by and between the Company and certain purchasers, pursuant to which the Company agreed to sell 39,699,102 Ordinary shares in a registered direct offering at a price of $41.12 per share (the “Equity Offering”). The issuance and sale of 39,699,102 Ordinary shares was completed on December 8, 2025.
Recent Developments
Underwriting commitment for GPU Financing
On February 4, 2026, the Group entered into a binding commitment letter pursuant to which Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A. have, subject to certain conditions, committed to underwrite a delayed draw financing of approximately $3.6 billion to support satisfaction of the Group’s obligations under the Microsoft Agreement. The proposed facility is expected to be secured by the GPUs the Group proposes to utilize to service, and the cash flows to be generated from, the Microsoft Agreement, with phased drawdowns through 2026, and remains subject to execution of definitive agreements and customary closing conditions. No assurances can be given that the delayed draw term loan facility will be entered into in the amount indicated above or at all.
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
Market Value of Bitcoin
While we are in the process of expanding and diversifying our revenue sources to include AI Cloud Services, we currently derive our revenues primarily from Bitcoin mining. We earn rewards from Bitcoin mining that are paid in Bitcoin. We currently liquidate rewards that we earn from mining Bitcoin in exchange for fiat currencies such as USD or CAD, typically on a daily basis. Because the rewards we earn from mining Bitcoin are paid in Bitcoin, our operating and financial results are tied to fluctuations in the value of Bitcoin. In addition, positive or negative changes in the global hashrate impact mining difficulty and therefore the rewards we earn from mining Bitcoin may as a result materially affect our revenue and margins.
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
Conversely, in a rising Bitcoin price environment, additional mining machines may be deployed by miners, leading to increased global hashrate in the overall network. In periods of rising Bitcoin prices we may increase our capital expenditures in mining machines and related infrastructure to take advantage of potentially faster returns on investments, subject to availability of capital and market conditions. However, we also note that the global hashrate may also increase or decrease irrespective of changes in the Bitcoin price.

While the supply of Bitcoin is capped at 21 million, the price of Bitcoin fluctuates not just because of traditional notions of supply and demand but also because of the dynamic nature of the market for Bitcoin. Given its relative infancy compared to other more established markets, the market for Bitcoin is rapidly changing and subject to global regulatory, tax, political, environmental, cybersecurity, and market factors beyond our control. For a discussion of other factors that could lead to material adverse changes in the market value of Bitcoin, which could in turn result in substantial damage to or even the failure of our business, see “Item 1A. Risk Factors—Risks Related to Our Business” in our Annual Report.
Further, the rewards for each Bitcoin mined are subject to “halving” adjustments at predetermined intervals. At the outset, the reward for mining each block was set at 50 Bitcoins and this was cut in half to 25 Bitcoins on November 28, 2012 at block 210,000, cut in half to 12.5 Bitcoins on July 9, 2016 at block 420,000, cut in half to 6.25 Bitcoins on May 11, 2020 at block 630,000, and cut in half again to 3.125 Bitcoins on April 20, 2024 at block 840,000. The next two halving events for Bitcoin are expected to take place in 2028 at block 1,050,000 (when the reward will reduce to 1.5625 Bitcoins), and in 2032 at block 1,260,000 (when the reward will reduce to 0.78125 Bitcoins). As the rewards for each Bitcoin mined reduce, the Bitcoin we earn relative to our hashrate capacity decreases. As a result these adjustments have had, and will continue to have, material effects on our operating and financial results.
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
In certain periods, there may be disruption in the global supply chain leading to shortage of advanced mining machines that meet our standard of quality and efficiency. To maintain our competitive edge over the long-term, we strive to maintain strong relationships with suppliers and vendors across the supply chain so that our fleet of miners is competitive.
Ability to Secure Low-Cost Electricity and Timely Grid Connections, Particularly Renewable Power
Bitcoin mining and HPC and AI services consume extensive energy, including for both the mining and cooling aspects of our operations. In particular, we believe that the global demand for HPC and AI services for various programs, including AI Cloud Services, and the need for reliability in such industry, as well as the increasing difficulty of the Bitcoin network, driven by more miners and higher global hashrate, and the periodic halving adjustments of Bitcoin reward rates, will drive the increasing importance of access to power and cost effectiveness in HPC and AI services and Bitcoin mining over the long-term.
Certain governments and regulators are increasingly focused on the energy and environmental impact of HPC and AI services and Bitcoin mining. This has led, and could lead, to new governmental measures regulating, restricting or prohibiting the use of electricity for HPC and AI services and Bitcoin mining, or HPC and AI services and Bitcoin mining generally or could result in increased power costs for these types of power consumers. See “Item 1A. Risk Factors—Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, may result in material impacts to our operations and financial performance,” “Part 1. Item 1.A. Risk Factors—Risks Related to Our Business—Our growth strategy may take significant time and expenditure to implement and our efforts may not be successful” and “Item 1A. Risk Factors—Risks Related to Regulations and Regulatory Frameworks—Bitcoin mining and HPC and AI services are energy-intensive, which may restrict the geographic locations of miners and operations, in particular, to locations with renewable sources of power. Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to Bitcoin miners or HPC and AI service providers, including us, or Bitcoin mining or HPC and AI services generally” in our Annual Report. For example, the British Columbia Court of Appeal has recently upheld the Government of British Columbia’s moratorium on new and early-stage BC Hydro connection requests from cryptocurrency mining projects and the State of Texas has introduced, and may introduce, new laws and regulations that impose new processes and requirements relating to the interconnection of facilities of large electrical loads to the ERCOT grid which include, among other things, voltage ride-through and/or frequency ride-through requirements. In December 2025, ERCOT announced that it was amending the approval process for large load interconnection requests.  ERCOT is in the process of designing and implementing a process that will batch multiple large load interconnection requests together to determine system impacts of multiple projects at once to establish transmission needs for load customers in that batch. Furthermore, increasing demand for energy is contributing to heightened complexity and additional constraints in energy markets including load ramp requirements by utilities or grid operators, which may not align with the Company’s planned data center development and commissioning timelines. Shorter ramp schedules could result in financial penalties or loss of available capacity if required load thresholds are not met, while longer ramp schedules could delay the energization of data centers and associated operations. Any such misalignment between required load ramps and operational timing could have adverse effects on the Company’s business, financial condition, and results of operations.
The price we pay for electricity depends on numerous factors including sources of generation, regulatory environment, electricity market structure, commodity prices, transmission cost allocation, instantaneous supply/demand balances, counterparty and procurement method. These factors may be subject to change over time and result in increased power costs. In regulated markets, such as in British Columbia, suppliers of renewable power rely on regulators to approve raises in rates, resulting in fluctuations subject to requests for rate increases and their approval thereof; in markets that are largely deregulated, such as in Texas, prices of renewable power in the competitive market within ERCOT will fluctuate within the wholesale market alongside sources of electricity from non-renewable resources, which is often driven by price fluctuations in commodities such as natural gas. In addition, developments in the United States, including actions taken by the new Trump Administration, such as a series of executive orders aimed at, among other things, pausing approvals of wind power projects, pausing funding of programs aimed at promoting renewable energy and increasing oil and gas production, as well as the Department of Energy’s cancellation of certain grants for clean energy projects, signal a policy shift away from supporting renewable energy production. Likewise, the One Big Beautiful Bill Act decreases or eliminates certain tax credits available for new renewable generation projects, which could result in fewer such projects being constructed and lead to increases in electricity prices as demand increases. There have also been legislative proposals and other legal developments targeting renewable energy and large electrical loads in certain states, including Texas. While the impacts of these actions and any future developments cannot be fully predicted at this time, any reductions or modifications to, or the elimination of, laws, programs or incentives that provide electricity to Bitcoin miners or HPC and AI services operators or that support renewable energy, or the implementation of more arduous requirements for renewable energy projects, could potentially limit the availability of, and increase the costs we incur for, electricity, including renewable energy, in the United States.
Competitive Environment
We compete with a variety of Bitcoin miners globally, including individual hobbyists, mining pools and public and private companies, as well as HPC and AI service providers including large and well-funded companies. We believe that, even if the price of Bitcoin decreases, the Bitcoin mining market will continue to draw new miners and increase the scale and sophistication of competition in the Bitcoin mining industry, while the HPC and AI services industry continues to draw companies with significant resources to dedicate to growing their HPC and AI services business as well as expertise in the industry. Increasing competition generally results in an increase to the global hashrate, which in turn would generally lead to a reduction in the percentage share of the fixed Bitcoin network rewards that Bitcoin miners, including the Company, would earn, and may result in larger and more established HPC and AI services providers increasing their resource allocation and attention to the industry, which could make our ability to compete, including to attract and maintain customers, more difficult. In addition, the new Trump Administration in the United States has suggested it may introduce different regulatory treatment for digital assets, including Bitcoin, that are mined within the United States compared to those that are mined outside of the United States. As a result, we may face increased competition specifically within the United States for low-cost energy and mining hardware from those attempting to benefit from any potential favorable treatment from mining within the United States.
Inflation and Macroeconomic Risk
Global economic and geopolitical conditions have been increasingly volatile due to factors such as trade restrictions, inflation, rising interest rates and supply chain disruptions. The impacts of inflation have resulted in increased operating expenses as we grow and develop our managerial, operational and financial resources and systems, consistent with its impact on the general economy. If our costs, in particular labor, information systems, technology, hardware and utilities costs, were to become subject to significant inflationary pressures, we might not be able to effectively mitigate such higher costs. In addition, inflation may impact our ability to obtain financing for future capital expenditures at a price that is acceptable. Our inability or failure to do so could adversely affect our business, financial condition, and results of operations.

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
In addition, if any such event were to occur with respect to Kraken or any such other digital asset trading platform or custodian we utilize to liquidate the Bitcoin we mine, we may be required to, or may otherwise determine it is appropriate to, or if for any reason we decide to, switch to an alternative digital asset trading platform and/or custodian, as applicable. We do not currently use any other digital asset trading platforms or custodians to liquidate the Bitcoin we mine. While we expect to continue to utilize Kraken, there are numerous alternative digital asset trading platforms that operate exchanges and/or over-the-counter trading desks with similar functionality to Kraken, and there are also several alternative funds transfer arrangements for facilitating the transfer of fiat currency proceeds from Kraken either with or without the use of a third-party custodian. We have onboarded Coinbase as an alternative digital asset trading platform to liquidate Bitcoin that we mine, although we have not utilized the Coinbase platform as of December 31, 2025. We may explore opportunities with alternative digital asset trading platforms, over-the-counter trading desks and custodians, and believe we have the ability to switch to Coinbase or alternative digital asset trading platforms and/or funds transfer arrangements to liquidate Bitcoin we mine and transfer the fiat currency proceeds without material expense or delay. As a result, we do not believe our business is substantially dependent on the Kraken digital asset trading platform.
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
Impact of Tariffs
During the 2025 calendar year, the United States announced the intention to impose tariffs on various countries, including an across-the-board 10% tariff on all countries and individualized higher tariffs on certain countries, including countries from which we have historically sourced miners (including Malaysia, Indonesia, and Thailand) and other hardware and equipment. Several of such tariffs have come into effect as of the date of this report, which could result in higher prices in order to obtain GPUs and other hardware and equipment, as well as limit the availability of GPUs and other hardware and equipment and could impact our timelines for installation, energization and expected revenue. In addition to those tariffs which have already come into effect, additional tariffs and trade restrictions have been suggested and others may be suggested in the future, which, if they were enacted, could further impact our business. For example, on August 7, 2025, the United States proposed a 100% tariff on semiconductors imported to the United States. Uncertainty around geopolitical conditions and international trade policies may continue to affect the movement and costs of goods, materials, services and capital. Further, we have received notices disputing the origin of Bitcoin miners imported during 2024 and 2025 from Indonesia, Thailand and Malaysia, claiming the origin of such miners is China and that an additional 25% tariff is applicable to certain shipments imported during such period. While we believe these disputes are without merit, including based on representations from the seller, and we have challenged them, if we are unsuccessful we would owe additional tariffs with respect to the import of such miners which could be material and could materially impact our business, prospects, operations and financial performance. See “Item 1A. Risk Factors—Changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs and trade restrictions, could adversely impact our business, prospects, operations and financial performance” in our Annual Report.
Key Indicators of Performance and Financial Condition
Key operating and financial metrics that we use, in addition to our GAAP unaudited condensed consolidated financial statements, to assess the performance of our business are set forth below for the three and six months ended December 31, 2025 and 2024, include:
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
Adjusted EBITDA is defined as EBITDA, further adjusted to exclude stock-based compensation, foreign exchange gain (loss), impairment of assets, certain other non-recurring income, gain (loss) on disposal of property, plant and equipment, unrealized fair value gain (loss) on financial instruments, debt conversion inducement expense, gain (loss) on partial extinguishment of financial liabilities, increase (decrease) in fair value of assets held for sale and certain other expense items. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Beginning in the fiscal year ended June 30, 2026, the Company has changed its definition of Adjusted EBITDA to exclude debt conversion inducement expense. This is a change from the presentation of Adjusted EBITDA in prior periods, and these adjustments did not have any impact on the calculation of Adjusted EBITDA in prior periods. We believe Adjusted EBITDA is a useful metric because it allows us to monitor the profitability of our business on a current basis and removes expenses which do not impact our ongoing profitability and which can vary significantly in comparison to other companies. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.
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

The following table shows a reconciliation of net income (loss) to EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	($ thousands)	($ thousands)	($ thousands)	($ thousands)
Net income (loss)	(155,407)	(21,888)	229,204	(73,591)
Income tax expense (benefit)	(182,520)	3,005	8,167	4,287
Finance expense	10,668	1,722	19,948	1,744
Interest income	(15,775)	(1,587)	(22,903)	(3,876)
Depreciation and amortization	99,176	36,077	184,402	70,008
EBITDA	(243,858)	17,329	418,818	(1,428)

Revenue	184,692	116,144	424,987	168,908

Net income (loss) margin (1)	(84%)	(19%)	54%	(44%)

EBITDA margin (2)	(132%)	15%	99%	(1%)
Add (deduct) the following:
Unrealized (gain) loss on financial instruments	107,351	32,300	(557,642)	32,300
Debt conversion inducement expense (3)	111,799	-	111,799	-
(Increase) decrease in fair value of assets held for sale (4)	6,449	(516)	6,449	2,066
Non-cash stock-based compensation expense – $75 exercise price options	18,145	3,032	21,112	6,001
Non-cash stock-based compensation expense – other	40,086	4,943	109,524	10,158
Impairment of assets (5)	31,755	-	48,012	6,942
Foreign exchange (gain) loss	(1,878)	4,563	3,504	3,373
Other one-off income (6)	-	(1,699)	-	(1,699)
(Gain) loss on disposal of property, plant and equipment	(7)	681	6	(152)
Other expense items (7)	5,468	1,748	5,468	7,355
Adjusted EBITDA	75,310	62,381	167,050	64,916
Adjusted EBITDA margin (8)	41%	54%	39%	38%
____________________
(1)Net income (loss) margin is calculated as Net income (loss) divided by Revenue.
(2)EBITDA margin is calculated as EBITDA divided by Revenue.
(3)Debt conversion inducement expense of $111.8 million for the three and six months ended December 31, 2025. See “Results of Operations—Comparison of the three months ended December 31, 2025 and 2024 —Debt conversion inducement expense” and “Results of Operations—Comparison of the six months ended December 31, 2025 and 2024 —Debt conversion inducement expense” for further information on Debt conversion inducement expense.
(4)(Increase) decrease in fair value of assets held for sale for the three months ended December 31, 2025 and 2024 was $6.4 million and $(0.5) million, respectively, and $6.4 million and $2.1 million for the six months ended December 31, 2025 and 2024, respectively. See “Results of Operations—Comparison of the three months ended December 31, 2025 and 2024 —Increase (decrease) in fair value of assets held for sale ” and “Results of Operations—Comparison of the six months ended December 31, 2025 and 2024 —Increase (decrease) in fair value of assets held for sale ”for further information.

(5)Impairment of assets for the three months ended December 31, 2025 and 2024, was $31.8 million and $— million, respectively, and $48.0 million and $6.9 million for the six months ended December 31, 2025 and 2024, respectively. See “Results of Operations—Comparison of the three months ended December 31, 2025 and 2024 —Impairment of assets” and “Results of Operations—Comparison of the six months ended December 31, 2025 and 2024 —Impairment of assets” for further information.
(6)Other one-off income includes insurance proceeds relating to the theft of mining hardware in transit.
(7)Other expenses include a one-time liquidation payment incurred in August 2024 resulting from the transition to spot pricing at the Group’s site at Childress, the reversal of the unrealized loss recorded on fixed price contracted amounts outstanding at June 30, 2024, a litigation related settlement provision, loss on theft of mining hardware in transit, one-off professional fees incurred in relation to litigation matters, and transaction costs incurred on entering the capped call transactions in conjunction with the issuance of the convertible notes.
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

The following table shows a reconciliation of total net electricity costs, net electricity costs - Bitcoin Mining and net electricity costs per Bitcoin mined to the most comparable GAAP financial measure:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	($ thousands)	($ thousands)	($ thousands)	($ thousands)

Total Electricity charges (included in Cost of revenue)	$(59,710)	$(30,171)	$(135,648)	$(59,993)
Add (deduct) the following:
Realized gain (loss) on financial instruments - Electricity financial asset	-	-	-	(4,215)
One off liquidation payment (included in Realized gain (loss) on financial instruments) (1)	-	-	-	7,210
Reversal of unrealized loss (included in Realized gain (loss) on financial instruments) (2)	-	-	-	(3,448)
Demand response program income (included in Other operating income)	1,799	1,405	5,606	3,031
Demand response program fees (included in Selling, general and administrative expenses)	(108)	(84)	(336)	(182)
Total net electricity costs	(58,019)	(28,850)	(130,378)	(57,597)
Electricity charges - AI Cloud Services (included in Cost of revenue - AI Cloud Services)	794	59	903	97
Net electricity costs - Bitcoin Mining	(57,225)	(28,791)	(129,475)	(57,500)
Bitcoin mined	1,664	1,347	3,703	2,160
Net electricity costs per Bitcoin mined (3)	(34.4)	(21.4)	(35.0)	(26.6)
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
The increase in net electricity costs per Bitcoin mined for the three and six months ended December 31, 2025, as compared to the three and six months ended December 31, 2024, was due to a combination of an increase in electricity costs per megawatt and an increase in the average global hashrate bitcoin mining difficulty.

Results of Operations
The following table summarizes our results of operation, disclosed in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2025 and 2024.

		Three Months Ended December 31,		Six Months Ended December 31,
		2025	2024	2025	2024
		($ thousands)	($ thousands)	($ thousands)	($ thousands)
Revenue:
Bitcoin mining revenue		$167,394	$113,483	$400,342	$163,058
AI Cloud Services revenue		17,298	2,661	24,645	5,850
Total revenue		184,692	116,144	424,987	168,908

Cost of revenue (exclusive of depreciation and amortization shown below):
Bitcoin mining		(63,368)	(32,019)	(143,313)	(63,646)
AI Cloud Services		(2,395)	(275)	(3,123)	(507)
Total cost of revenue		(65,763)	(32,294)	(146,436)	(64,153)

Operating (expenses) income:
Selling, general and administrative expenses		(100,755)	(28,892)	(239,114)	(54,064)
Depreciation and amortization		(99,176)	(36,077)	(184,402)	(70,008)
Impairment of assets		(31,755)	—	(48,012)	(6,942)
Gain (loss) on disposal of property, plant and equipment		7	(681)	(6)	152
Other operating expenses		(5,468)	(3,994)	(5,468)	(8,399)
Other operating income		1,815	3,104	5,643	4,730
Total operating (expenses) income		(235,332)	(66,540)	(471,359)	(134,531)
Operating (loss) income		(116,403)	17,310	(192,808)	(29,776)

Other (expense) income:
Finance expense		(10,668)	(1,722)	(19,948)	(1,744)
Interest income		15,775	1,587	22,903	3,876
Increase (decrease) in fair value of assets held for sale		(6,449)	516	(6,449)	(2,066)
Realized gain (loss) on financial instruments		(2,910)	—	(8,666)	(4,215)
Unrealized gain (loss) on financial instruments		(107,351)	(32,300)	557,642	(32,300)
Debt conversion inducement expense	(111,799)	(111,799)	—	(111,799)	—
Foreign exchange gain (loss)		1,878	(4,563)	(3,504)	(3,373)
Other non-operating income		—	289	—	294
Total other (expense) income		(221,524)	(36,193)	430,179	(39,528)

Income (loss) before taxes		(337,927)	(18,883)	237,371	(69,304)
Income tax (expense) benefit		182,520	(3,005)	(8,167)	(4,287)
Net income (loss)		$(155,407)	$(21,888)	$229,204	$(73,591)
Comparison of the three months ended December 31, 2025 and 2024
Bitcoin Mining revenue
Our Bitcoin Mining revenue for the three months ended December 31, 2025 and 2024, was $167.4 million and $113.5 million, respectively. This revenue was generated from the mining and sale of 1,664 and 1,347 Bitcoin during the three months ended December 31, 2025 and 2024, respectively. The increase in revenue is primarily due to a $23.0 million increase attributable to the increase in the average Bitcoin price and $30.9 million increase attributable to the increase in Bitcoin mined during the three months ended December 31, 2025, reflecting the increase in average operating hashrate, which was partially offset by the increase in the implied global hashrate during the same period. Average operating hashrate increased to 43.0 EH/s for the three months ended December 31, 2025 as compared to 22.7 EH/s for the three months ended December 31, 2024.
AI Cloud Services revenue
Our AI Cloud Services revenue for the three months ended December 31, 2025 and 2024, was $17.3 million and $2.7 million, respectively. This increase was primarily due to an increase in AI Cloud Services customers and contracts, as a result of continued capacity expansion.
Cost of revenue - Bitcoin Mining (exclusive of depreciation and amortization)
Cost of revenue - Bitcoin Mining consist of electricity charges, employee benefits, and other direct expenses incurred in generating Bitcoin mining revenue. Cost of revenue - Bitcoin Mining for the three months ended December 31, 2025 and 2024 was $63.4 million and $32.0 million, respectively. This increase was primarily due to a $28.8 million increase in electricity costs, in line with the increase in average operating hashrate during the three months ended December 31, 2025 and a $2.0 million increase in employee benefits as a result of increased site headcount.
Cost of revenue - AI Cloud Services (exclusive of depreciation and amortization)
Cost of revenue - AI Cloud Services consist of electricity charges, employee benefits, and other direct expenses incurred in generating AI Cloud Services. Cost of revenue - AI Cloud Services for the three months ended December 31, 2025 and 2024 was $2.4 million and $0.3 million, respectively. This increase was primarily due to an increase in employee benefits as a result of increased headcount, as well as continued capacity expansion.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of employee benefits expense, RECs, site expenses (including property taxes), repairs and maintenance, stock-based compensation and professional fees, among other expenses. Selling, general and administrative expenses for the three months ended December 31, 2025 and 2024 was $100.8 million and $28.9 million, respectively. This increase includes a $6.4 million increase in accrued payroll tax expense relating to stock-based compensation awards, a $3.7 million increase in employee benefits expense related to a rise in the employee headcount as a result of expansion of business operations, a $1.3 million increase in the consumption of RECs as a result of higher operating capacity at the Childress site and a $50.3 million increase in stock-based compensation expense. The increase in stock-based compensation expense is primarily related to the October 2025 vesting of certain market-based RSUs and stock options and the resulting accelerated recognition of the remaining unrecognized compensation cost, the amortization of certain stock-based payment awards modified and awarded in the fourth quarter of the fiscal year 2025, and the amortization of RSUs issued to employees and directors during the first quarter of the fiscal year 2026. The increase in selling, general and administrative expenses also included a $5.7 million increase in professional fees, a $1.1 million increase in sponsorships and marketing, and a $1.7 million increase in property taxes as a result of the expansion of our business operations and ongoing expenses as a publicly listed company.
Depreciation and amortization
Depreciation and amortization consist primarily of the depreciation of Bitcoin mining hardware, GPU hardware and data centers. Depreciation expense for the three months ended December 31, 2025 and 2024 was $99.2 million and $36.1 million respectively. This increase was primarily due to higher operating capacity at Childress compared to the three months ended December 31, 2024, and additional GPUs placed into service during the three months ended December 31, 2025.
Impairment of assets
Impairment of assets for the three months ended December 31, 2025 and 2024 was $31.8 million and nil, respectively. Impairment was primarily due to the S21 Pro miners during the three months ended December 31, 2025. The S21 Pro miners are expected to be displaced from the Group’s data centers as part of the Group’s strategic focus on expanding its AI Cloud Services. Management performed an impairment assessment as of December 31, 2025, resulting in a change to reduce their carrying amount to estimated fair value. See Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Gain (loss) on disposal of property, plant and equipment
The net gain (loss) on disposal of property and equipment for the three months ended December 31, 2025 and 2024 was nil and $(0.7) million, respectively. The net loss during the three months ended December 31, 2024 primarily relates to the loss recorded on the derecognition of Bitcoin mining hardware.
Other operating expenses
Other operating expenses for the three months ended December 31, 2025 and 2024 was $5.5 million and $4.0 million, respectively. During the three months ended December 31, 2025, we incurred $5.5 million in transaction costs relating to the 2031 Capped Call Transactions, 2032 Capped Call Transactions and 2033 Capped Call Transactions. During the three months ended December 31, 2024, we incurred $1.5 million in transaction costs relating to the 2030 Capped Call Transactions and a $2.5 million provision for non-refundable GST, which was subsequently released during the year ended June 30, 2025.
Other operating income
Other operating income for the three months ended December 31, 2025 and 2024 was $1.8 million and $3.1 million, respectively. This decrease is primarily due to $1.7 million insurance income received during the three months ended December 31, 2024, in relation to theft of mining hardware in transit, offset by a $0.4 million increase in demand response program income at the Group’s site at Childress during the three months ended December 31, 2025.
Finance expense
Finance expense for the three months ended December 31, 2025 and 2024 was $10.7 million and $1.7 million, respectively. The increase was primarily related to a higher principal amount of outstanding convertible notes during the three months ended December 31, 2025. Further, the 2030 Convertible Notes and 2029 Convertible Notes were outstanding for substantially the entire three months ended December 31, 2025 (excluding amounts repurchased), compared to the three months ended December 31, 2024, where the 2030 Convertible Notes were outstanding for less than one month.
Interest income
Interest income for the three months ended December 31, 2025 and 2024 was $15.8 million and $1.6 million, respectively. The increase in interest income was primarily related to an increase in average cash and cash equivalents balance in the quarter ended December 31, 2025 as compared to the quarter ended December 31, 2024.
Increase (decrease) in fair value of assets held for sale
Increase (decrease) in fair value of assets held for sale for the three months ended December 31, 2025 and 2024 was $(6.4) million and $0.5 million, respectively. The decrease was related to the decrease in fair value of S21 Pro miners held for sale as at December 31, 2025, as compared to an increase in fair value of S19j Pro miners held for sale as at December 31, 2024. Refer to Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Realized gain (loss) on financial instruments
Realized gain (loss) recorded on financial instruments for the three months ended December 31, 2025 and 2024 was $(2.9) million and nil, respectively. Realized gain (loss) on financial instruments for the three months ended December 31, 2025 represents the loss on expired Bitcoin purchase options during the three months ended December 31, 2025. Refer to Note 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.

Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on financial instruments for the three months ended December 31, 2025 and 2024 was $(107.4) million and $(32.3) million, respectively. The unrealized gain (loss) during the three months ended December 31, 2025 and 2024 related to the changes in fair value of the Capped Call Transactions and Prepaid Forward Transactions. Refer to Notes 8 and 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Debt conversion inducement expense
Debt conversion inducement expense for the three months ended December 31, 2025 and 2024 was $111.8 million and nil, respectively. The increase was primarily related to the induced conversion of a portion of the 2030 Convertible Notes and the 2029 Convertible Notes. Refer to Note 16 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Foreign exchange gain (loss)
Foreign exchange gain (loss) for the three months ended December 31, 2025 and 2024 was $1.9 million and $(4.6) million, respectively. The increase in the loss was primarily related to foreign exchange movements in the translation of monetary assets and liabilities held in currencies other than the functional currency of the company holding the monetary asset or liability.
Income tax (expense) benefit
Income tax (expense) benefit for the three months ended December 31, 2025 and 2024 was a benefit of $182.5 million and expense of $(3.0) million, respectively. The quarter-over-quarter change was driven primarily by the release of deferred tax liability relating to the unrealized gain (loss) on financial instruments during the three months ended December 31, 2025.
Net income (loss)
Net income (loss) for the three months ended December 31, 2025 and 2024 was $(155.4) million and $(21.9) million respectively. The increase in net loss is primarily attributable to the increase in Unrealized loss on financial instruments, Selling, general and administrative expenses, Depreciation and amortization, Impairment of assets and Debt conversion inducement expense during the three months ended December 31, 2025, offset by increase in Total revenue.
Comparison of the six months ended December 31, 2025 and 2024
Bitcoin Mining revenue
Our Bitcoin Mining revenue for the six months ended December 31, 2025 and 2024, was $400.3 million and $163.1 million, respectively. This revenue was generated from the mining and sale of 3,703 and 2,160 Bitcoin during the six months ended December 31, 2025 and 2024, respectively. The increase in revenue is primarily due to a $75.1 million increase attributable to the increase in the average Bitcoin price and $161.4 million increase attributable to the increase in Bitcoin mined during the six months ended December 31, 2025, reflecting the increase in average operating hashrate, which was partially offset by the increase in the implied global hashrate during the same period. Average operating hashrate increased to 44.1 EH/s for the six months ended December 31, 2025 as compared to 17.5 EH/s for the six months ended December 31, 2024.
AI Cloud Services revenue
Our AI Cloud Services revenue for the six months ended December 31, 2025 and 2024, was $24.6 million and $5.8 million, respectively. This increase was primarily due to an increase in AI Cloud Services customers and contracts, as a result of continued capacity expansion.
Cost of revenue - Bitcoin Mining (exclusive of depreciation and amortization)
Cost of revenue - Bitcoin Mining consist of electricity charges, employee benefits, and other direct expenses incurred in generating Bitcoin mining revenue. Cost of revenue - Bitcoin Mining for the six months ended December 31, 2025 and

2024 was $143.3 million and $63.6 million, respectively. This increase was primarily due to a $74.8 million increase in electricity costs, in line with the increase in average operating hashrate during the same period and a $3.6 million increase in employee benefits as a result of increased site headcount.
Cost of revenue - AI Cloud Services (exclusive of depreciation and amortization)
Cost of revenue - AI Cloud Services consist of electricity charges, employee benefits, and other direct expenses incurred in generating AI Cloud Services. Cost of revenue - AI Cloud Services for the six months ended December 31, 2025 and 2024 was $3.1 million and $0.5 million, respectively. This increase was primarily due to an increase in employee benefits as a result of increased headcount, as well as continued capacity expansion.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of employee benefits expense, RECs, site expenses (including property taxes), repairs and maintenance, stock-based compensation and professional fees, among other expenses. Selling, general and administrative expenses for the six months ended December 31, 2025 and 2024 was $239.1 million and $54.1 million, respectively. This increase includes a $38.0 million increase in accrued payroll taxes relating to stock-based compensation awards, a $7.0 million increase in employee benefits expense primarily related to a rise in the employee headcount as a result of expansion of business operations, a $3.5 million increase in the consumption of RECs as a result of higher operating capacity at Childress site and a $114.5 million increase in stock-based compensation expense. The increase in stock-based compensation expense is primarily related to the September and October 2025 vesting of certain market-based RSUs and stock options and the resulting accelerated recognition of the remaining unrecognized compensation cost, the amortization of certain stock-based payment awards modified and awarded in the fourth quarter of the fiscal year 2025, and the amortization of RSUs issued to employees and directors during the six months ended December 31, 2025. The increase in selling, general and administrative expenses also included a $9.7 million increase in professional fees, a $3.6 million increase in sponsorships and marketing, a $1.4 million increase in insurance costs, and a $3.0 million increase in property taxes as a result of the expansion of our business operations and ongoing expenses as a publicly listed company.
Depreciation and amortization
Depreciation and amortization consist primarily of the depreciation of Bitcoin mining hardware, GPU hardware and data centers. Depreciation expense for the six months ended December 31, 2025 and 2024 was $184.4 million and $70.0 million respectively. This increase was primarily due to higher operating capacity at Childress compared to the six months ended December 31, 2024, and additional GPUs placed into service during the six months ended December 31, 2025.
Impairment of assets
Impairment of assets for the six months ended December 31, 2025 and 2024 was $48.0 million and $6.9 million, respectively. Impairment was primarily due to the S21 Pro miners and non-functioning T21 miners during the six months ended December 31, 2025, and the impairment of the S19j Pro miners prior to classification as held for sale during the six months ended December 31, 2024. The S21 Pro miners are expected to be displaced from the Group’s data centers as part of the Group’s strategic focus on expanding its AI Cloud Services. Management performed an impairment assessment as of December 31, 2025, resulting in a charge to reduce their carrying amount to estimated fair value. Refer to Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Gain (loss) on disposal of property, plant and equipment
The net gain (loss) on disposal of property and equipment for the six months ended December 31, 2025 and 2024 was nil and $0.2 million, respectively. The net gain during the six months ended December 31, 2024 relates to the gain recorded on the disposal of Bitcoin mining hardware.
Other operating expenses
Other operating expenses for the six months ended December 31, 2025 and 2024 was $5.5 million and $8.4 million, respectively. During the six months ended December 31, 2025, we incurred $5.5 million in transaction costs relating to the 2031 Capped Call Transactions, 2032 Capped Call Transactions and 2033 Capped Call Transactions. During the six months ended December 31, 2024 we incurred a $1.7 million loss on theft of mining hardware in transit, $1.5 million in transaction costs relating to the 2030 Capped Call Transactions and a $5.2 million provision for non-refundable GST, which was subsequently released during the year ended June 30, 2025.
Other operating income
Other operating income for the six months ended December 31, 2025 and 2024 was $5.6 million and $4.7 million, respectively. This increase is primarily due to a $2.6 million increase in demand response program income at the Group’s site at Childress during the six months ended December 31, 2025, offset by $1.7 million insurance income received during the six months ended December 31, 2024, in relation to theft of mining hardware in transit.
Finance expense
Finance expense for the six months ended December 31, 2025 and 2024 was $19.9 million and $1.7 million, respectively. The increase was primarily related to a larger principal amount of outstanding convertible notes during the six months ended December 31, 2025. Further, the 2030 Convertible Notes and 2029 Convertible Notes were outstanding for the entire six months ended December 31, 2025, compared to the six months ended December 31, 2024, where the 2030 Convertible Notes were outstanding for less than one month.
Interest income
Interest income for the six months ended December 31, 2025 and 2024 was $22.9 million and $3.9 million, respectively. The increase in interest income was primarily related to an increase in average cash and cash equivalents balance for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024, as a result of the convertible notes and Ordinary shares issued between the six months ended December 31, 2025 and six months ended December 31, 2024, respectively.
Increase (decrease) in fair value of assets held for sale
Increase (decrease) in fair value of assets held for sale for the six months ended December 31, 2025 and 2024 was $(6.4) million and $(2.1) million, respectively. This decrease was related to the higher decrease in fair value of S21 Pro miners held for sale as at December 31, 2025, compared to the decrease in fair value of S19j Pro miners held for sale as at December 31, 2024. Refer to Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Realized gain (loss) on financial instruments
Realized gain (loss) recorded on financial instruments for the six months ended December 31, 2025 and 2024 was $(8.7) million and $(4.2) million, respectively. Realized gain (loss) on financial instruments represents the loss on the electricity purchased and subsequently resold under a power supply agreement at the Group’s Childress site during the six months ended December 31, 2024 and the loss on expired Bitcoin purchase options during the six months ended December 31, 2025. Refer to Notes 8 and 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on financial instruments for the six months ended December 31, 2025 and 2024 was $557.6 million and $(32.3) million, respectively. The unrealized gain (loss) during the six months ended December 31, 2025 related to the changes in fair value of the Capped Call Transactions and Prepaid Forward Transactions. Refer to Notes 8 and 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Debt conversion inducement expense
Debt conversion inducement expense for the six months ended December 31, 2025 and 2024 was $111.8 million and nil, respectively. The increase was primarily related to the induced conversion of a portion of the 2030 Convertible Notes and the 2029 Convertible Notes. Refer to Note 16 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Foreign exchange gain (loss)
Foreign exchange gain (loss) for the six months ended December 31, 2025 and 2024 was $(3.5) million and $(3.4) million, respectively. The increase in the loss was primarily related to foreign exchange movements in the translation of monetary assets and liabilities held in currencies other than the functional currency of the company holding the monetary asset or liability.
Income tax (expense) benefit
Income tax (expense) benefit for the six months ended December 31, 2025 and 2024 was an expense of $(8.2) million and $(4.3) million, respectively. The increase in income tax expense was driven primarily by an increase in certain permanent book to tax differences during the six months ended December 31, 2025.
Net income (loss)
Net income (loss) for the six months ended December 31, 2025 and 2024 was $229.2 million and $(73.6) million respectively. The increase in net income (loss) is primarily attributable to the increase in Unrealized gain on financial instruments and Total revenue, offset by the increase in Selling, general and administrative expenses, Depreciation and amortization, Impairment of assets and Debt conversion inducement expense during the six months ended December 31, 2025.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $3,260.6 million. For the six months ended December 31, 2025, we had net income (loss) of $229.2 million and net operating cash inflow of $214.0 million.
Our primary sources of liquidity and capital during the six months ended December 31, 2025, included available cash and cash equivalents, proceeds from sales under our at-the-market facility, proceeds from issuances of convertible notes, equipment financing, and cash inflows from operations. Our primary cash requirements have been for working capital needs to support capital expenditure for our data center platform, and the purchase of GPUs, as well as investments in growth and development initiatives.
Based on our current operating plans and business conditions, we believe that our existing cash and cash equivalents, expected cash flows from operations and proceeds from future financing activities will be sufficient to satisfy our anticipated liquidity requirements for the next 12 months and for the reasonably foreseeable future.
Our liquidity outlook could be adversely affected by events that materially reduce our access to the capital markets or impair our production capabilities, including, but not limited to, our ability to maintain our existing operations, failure to effectively execute our growth strategies, the impact of Bitcoin halving events, significant increases in electricity costs not accompanied by corresponding increases in the price of Bitcoin, and broader deteriorating macroeconomic conditions. Furthermore, we have generated significant negative cash flows from investing activities as we continue to support the growth of our AI Cloud Services segment. As part of this strategy, we are transitioning our British Columbia sites to support AI Cloud, while continuing to advance development and expansion initiatives across our broader data center portfolio. We anticipate making significant investments for the foreseeable future, including capital requirements associated with the Microsoft Agreement (see “Overview—AI Cloud Services”), which includes GPU acquisitions and the development of the “Horizon 1,” “Horizon 2,” “Horizon 3” and “Horizon 4” data center facilities. We also expect to continue progressing development activities at other sites to support this transition and broader growth plan. We expect these and other planned investments to require substantial additional capital to support the continued expansion in this segment.
The total number of Ordinary shares outstanding as of January 30, 2026, was 332,280,383. We continue to monitor funding markets for opportunities to raise additional unsecured and secured debt, equity or equity-linked capital to fund further capital or liquidity needs and our growth plans, and we are actively exploring alternative financings. Any such financings are subject to market conditions and there can be no assurance as to the structure, timing, amount or other terms of any such financing but any could be material.

At-the-market facilities
We are party to an At Market Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co., Compass Point Research & Trading, LLC, Canaccord Genuity LLC, Citigroup Global Markets, J.P. Morgan Securities LLC and Macquarie Capital (USA) Inc. Pursuant to the Sales Agreement, we may offer and sell our Ordinary shares from time to time in an amount not to exceed the lesser of the amount registered on an effective registration statement and for which we have filed a prospectus, and the amount authorized from time to time to be issued and sold under the Sales Agreement by the Board. As a result, we may increase the amount of our Ordinary shares that may be sold from time to time pursuant to the Sales Agreement in accordance with the terms of the Sales Agreement. As of December 31, 2025, the Company had issued 66,707,732 shares pursuant to its at-the-market offering under the Sales Agreement at varying prices generating an aggregate of approximately $1.0 billion in proceeds, with no further amounts remaining available for sale under our prospectus supplement relating to the Sales Agreement and related registration statement. We expect to register additional Ordinary shares for sale under the Sales Agreement, potentially in the near term, to provide additional financing flexibility. Any sales of Ordinary shares under the Sales Agreement could be substantial.
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
On December 8, 2025, we issued $1.15 billion aggregate principal amount of the 2032 Convertible Notes and $1.15 billion aggregate principal amount of the 2033 Convertible Notes. The 2032 Convertible Notes will mature on June 1, 2032, unless earlier converted or redeemed or repurchased by us, and the 2033 Convertible Notes will mature on June 1, 2033, unless earlier converted or redeemed or repurchased by us. On or after March 1, 2032 (in the case of the 2032 Convertible Notes) or March 1, 2033 (in the case of the 2033 Convertible Notes) until the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 2032 Convertible Notes and their 2033 Convertible Notes at any time at their election. We will generally have the right to elect to settle conversions by paying or delivering, as applicable, cash, Ordinary shares or a combination of cash and Ordinary shares. The initial conversion rate of the 2032 Convertible Notes is 19.4553 Ordinary shares per $1,000 principal amount of 2032 Convertible Notes, which represents an initial conversion price of approximately $51.40 per Ordinary share. The initial conversion rate of the 2033 Convertible Notes is 19.4553 Ordinary shares per $1,000 principal amount of 2033 Convertible Notes, which represents an initial conversion price of approximately $51.40 per Ordinary share. The conversion rate and conversion price for the 2032 Convertible Notes and the 2033 Convertible Notes, respectively, will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indentures governing the 2032 Convertible Notes and the 2033 Convertible Notes, respectively) occur, then the conversion rate of the 2032 Convertible Notes and the 2033 Convertible Notes, respectively, will, in certain circumstances, be increased for a specified period of time.
In connection with each of the 2029 Convertible Notes offering, the 2030 Convertible Notes offering, the 2031 Convertible Notes offering, the 2032 Convertible Notes offering and the 2033 Convertible Notes offering (together, the “Convertible Notes”), we entered into Capped Call Transactions. The Capped Call Transactions are expected generally to reduce potential dilution to our Ordinary shares upon any conversion of each series of the Convertible Notes and/or offset any payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Call Transactions will expire upon the maturity of the relevant series of Convertible Notes.
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
Concurrently with the issuance of the 2032 Convertible Notes and the 2033 Convertible Notes, the Group issued 39,699,102 Ordinary shares to fund the repurchase of approximately $544.3 million aggregate principal amount of outstanding 2030 Convertible Notes and 2029 Convertible Notes, for an aggregate purchase price of approximately $1,632.4 million, which includes accrued and unpaid interest of $8.9 million, in separate, privately negotiated transactions with a limited number of holders of the 2030 Convertible Notes and 2029 Convertible Notes.
Equipment Leasing Agreements
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
Off-Balance Sheet Arrangements
As of December 31, 2025, there have been no material changes to our off-balance sheet arrangements as reported under Item 7 in the Annual Report.
Historical Cash Flows
The following table sets forth a summary of our historical cash flows for the six months ended December 31, 2025 and 2024 presented.

	Six Months Ended December 31,
	2025	2024
	($ thousands)	($ thousands)
Net cash from (used in) operating activities	214,004	49,641
Net cash from (used in) investing activities	(1,131,828)	(567,430)
Net cash from (used in) financing activities	3,613,735	541,685
Net cash and cash equivalents increase/(decrease)	2,695,911	23,896
Cash and cash equivalents at the beginning of the period	564,526	404,601
Effects of exchange rate changes on cash and cash equivalents	152	(1,224)
Net cash and cash equivalents at the end of the period	$3,260,589	$427,273
Operating activities
Our net cash from operating activities was $214.0 million for the six months ended December 31, 2025, compared to net cash from operating activities of $49.6 million for the six months ended December 31, 2024.
Our net cash from (used in) operating activities was $214.0 million for the six months ended December 31, 2025, compared to net income of $229.2 million. The difference in net income to net cash from (used in) operating activities primarily reflects non-cash adjustments of $(56.6) million, which is driven by unrealized (gain) loss on financial instruments of $(557.6) million, debt conversion inducement expense of $111.8 million, depreciation and amortization of $184.4 million, stock-based compensation expense of $130.6 million, and impairment of assets of $48.0 million. Other non-cash items, including realized gain (loss) on financial instruments, foreign exchange (gain) loss, amortization of debt issuance costs, change in fair value of assets held for sale and (gain) loss on disposal of property, plant and equipment, collectively contributed $26.2 million. Refer to “—Results of Operations” for further detail of associated costs.

Unrealized (gain) loss on financial instruments reflects the changes in fair value of the Capped Call Transactions and Prepaid Forward Transactions, which were entered into during the second and fourth quarter of the fiscal year 2025, and Capped Call Transactions which were entered into during the second quarter of the fiscal year 2026. Depreciation and amortization reflects ongoing investment in property, plant, and equipment, and stock-based compensation reflects the amortization expense associated with the issuance of equity incentives.
Changes in operating assets and liabilities resulted in a net cash increase of $41.4 million, primarily due to an increase in tax related liabilities of $7.6 million, an increase in accounts payable and accrued liabilities of $9.0 million, an increase in other liabilities of $35.7 million reflecting an increase in accrued payroll taxes on stock-based compensation, and an increase in deferred revenue of $45.7 million from AI Cloud Services contracts. This was partly offset by increases in accounts receivable and other receivables of $25.0 million related to AI Cloud Services contracts, and a $13.7 million increase in prepayments and deposits reflecting an increase in computer hardware prepayments and deposits for land options and other deposits.
Investing activities
Our net cash used in investing activities was $1,131.8 million for the six months ended December 31, 2025, compared to net cash used in investing activities of $567.4 million for the six months ended December 31, 2024. For the six months ended December 31, 2025, the increase in cash outflows of $564.3 million was attributable to an increase in payments for computer hardware, payments for property, plant and equipment, net of computer hardware and payments for intangible assets for connection rights and land purchase options acquired in the second quarter of the fiscal year 2026.
Payments for computer hardware included payments relating to mining and GPU hardware, which were paid in respect of the Hardware Purchases Agreements as outlined in “Hardware Purchase”. Our $720.0 million payment for property, plant and equipment net of computer hardware primarily related to the continuing expansion of our data center capacity at Childress, including Horizon 1 and Horizon 2, and at the Sweetwater 1 and Sweetwater 2 sites.
Financing activities
Net cash from financing activities was $3,613.7 million for the six months ended December 31, 2025, compared to net cash from financing activities of $541.7 million for the six months ended December 31, 2024. For the six months ended December 31, 2025, our cash inflows comprised primarily of $3,299.6 million in proceeds from the issuance of convertible senior notes, $2,250.8 million from the issuance of Ordinary shares, and $6.6 million in proceeds from the exercise of options. These cash inflows were partially offset by offerings costs related to the at-the-market program of $18.5 million, payments made for entering into the capped call transactions of $252.3 million, the aggregate induced conversion of the convertible notes of $1,623.5 million and payments for borrowing transaction costs of $49.6 million.
Contractual Obligations
As of December 31, 2025, the Group had commitments of $8,786.1 million, as compared to $368.8 million as of June 30, 2025. The increase in total commitments was primarily due to an increase in commitments related to our expansion into HPC and AI services and includes committed capital expenditure on computer hardware and infrastructure related to site development at Horizon 1 and Horizon 2 at the Childress site and the Sweetwater 1 and Sweetwater 2 sites.
Assuming the remaining outstanding 2030 Convertible Notes, 2029 Convertible Notes, 2031 Convertible Notes, 2032 Convertible Notes and 2033 Convertible Notes are not converted into Ordinary shares, repurchased or redeemed prior to maturity, (i) annual interest payments of approximately $6.9 million in each calendar year from 2026 through 2030 in connection with the 2030 Convertible Notes, annual interest payments of approximately $8.2 million in each calendar year from 2026 through 2029 in connection with the 2029 Convertible Notes, annual interest payments of approximately $2.9 million in each calendar year from 2026 through 2032 in connection with the 2032 Convertible Notes and annual interest payments of approximately $11.5 million in each calendar year from 2026 through 2033 in connection with the 2033 Convertible Notes and (ii) principal for each of the Convertible Notes upon maturity, for a total of $3,745.7 million, will be payable under the terms of the Convertible Notes. Refer to Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
As of December 31, 2025, the Group had finance lease obligations primarily related to GPU hardware. We expect to make remaining payments under these finance leases of approximately $175.6 million over the remaining lease terms.

Refer to Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: stock-based compensation expense, estimation of useful lives of assets, income taxes, impairment of long-lived assets, and loss contingencies. During the three months ended December 31, 2025, there were no changes to our critical accounting policies and estimates from those described in our Annual Report, except as mentioned in Note 2 — “Basis of presentation, summary of significant accounting policies and recent accounting pronouncements” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change to the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings arising in the ordinary course of business.
On February 3, 2023, PricewaterhouseCoopers Inc. (“PwC”) was appointed as receiver (the “Receiver”) to three limited recourse equipment financing facilities (the “Facilities”) we entered into through three separate wholly-owned, non-recourse special purpose vehicles of the Company (the “Non-Recourse SPVs”) pursuant to proceedings (the “Canadian Receivership Proceedings”) commenced in the Supreme Court of British Columbia (the “B.C. Supreme Court”) by New York Digital Investment Group LLC (“NYDIG”), the lender to such Non-Recourse SPVs. On June 28, 2023, the Receiver filed an assignment in bankruptcy on behalf of such Non-Recourse SPVs (the “Canadian Bankruptcy Proceedings”) and PwC was appointed as Trustee in Bankruptcy (the “Trustee”) of the Non-Recourse SPVs’ estates, and this appointment was affirmed at the meeting of creditors held on July 18, 2023.
On September 17, 2024, the Trustee commenced a proceeding in the Federal Court of Australia seeking recognition of the Canadian Bankruptcy Proceedings in Australia pursuant to Article 17(1) of the UNCITRAL Model Law on Cross-Border Insolvency, being Schedule 1 to the Cross-Border Insolvency Act 2008 (the “Australian Recognition Proceedings”).
On August 12, 2025, the Company, the Non-Recourse SPVs, NYDIG, PwC and the local representatives appointed by the Federal Court of Australia (the “Local Representatives”) entered into a settlement agreement (the “Settlement Agreement”) to fully resolve and terminate all existing and future claims between them arising from the Facilities and the Australian Recognition Proceedings, Canadian Bankruptcy Proceedings and Canadian Receivership Proceedings.
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
The Canadian Receivership Proceedings were concluded on September 5, 2025, the Australian Recognition Proceedings were terminated on October 8, 2025 and the Canadian Bankruptcy Proceedings were concluded on December 24, 2025 following the submission by the Trustee on September 9, 2025 to the applicable Canadian regulatory body of the necessary materials to conclude the Canadian Bankruptcy Proceedings.
Under the Settlement Agreement, the Company was required to pay a settlement amount of $20 million to NYDIG and the releases became effective upon the discontinuance and termination of the Australian Recognition Proceedings and the Canadian Receivership Proceedings, and the submission by the Trustee to the applicable Canadian regulatory body of the necessary materials to conclude the Canadian Bankruptcy Proceedings, of which $18.2 million exceeds amounts previously accrued by the Company with respect to such matters.
The settlement amount of $20 million was recorded as a loss contingency in the Group’s consolidated financial statements as of June 30, 2025 and was subsequently paid during the three months ended September 30, 2025. See “Item 1A. Risk Factors—Risks Related to Our Business” in our Annual Report, Note 21 to our unaudited condensed consolidated financial statements for the three months ended December 31, 2025 included in this Quarterly Report and Notes 6 and 16 to our audited financial statements for the year ended June 30, 2025 included in the Annual Report for further information.
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
The lead plaintiffs then filed a second amended complaint on November 12, 2024. The second amended complaint, which has substantial similarities to the prior complaint, asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act, purportedly on behalf of a putative class of all persons and entities who purchased or otherwise acquired (a) Ordinary shares in the Company pursuant and/or traceable to the Company’s IPO and/or (b) Company securities between November 17, 2021 and November 1, 2022, both dates inclusive. It contends that certain statements made by the Company and certain of its officers and directors, including in the Company’s IPO Registration Statement and Prospectus, were allegedly false or misleading and seeks unspecified damages on behalf of the putative class. The Company believes these claims are without merit and intends to defend itself vigorously. On January 21, 2025, the Company served a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs served their opposition to the motion to dismiss on March 24, 2025, and the Company on May 9, 2025 served its reply in further support of its motion to dismiss. The motion is fully briefed and remains pending. A hearing on the motion was held on February 4, 2026 and judgment was reserved.
See “Item 1A. Risk Factors—General Risk Factors” included in our Annual Report for further information.
On June 23, 2025, the Company filed a Notice of Appeal with the Tax Court of Canada, to dispute the CRA’s determination that the Company has a permanent establishment in Canada and the related GST assessment. His Majesty the King, as respondent in this case, filed a reply on November 3, 2025 and the parties are in the process of preparing a time tabling order, which will outline the remaining steps in this matter. There is currently no deadline in place for the parties to set the remaining dates.
See Note 21 to the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
ITEM 1A.    RISK FACTORS
Risks Related to Our Business
There have been no material changes to the Company’s risk factors as disclosed in “Item 1A. — Risk Factors” included in our Annual Report, as supplemented by the Company’s risk factors disclosed in “Item 1A. — Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, which are incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit
3.1*	Constitution of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on November 19, 2025).

3.2*	Certificate of Registration on Change of Name and Conversion to a Public Company dated October 7, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-1 (File No. 333-260488) filed with the SEC on October 25, 2021).

4.1	Description of Securities registered under Section 12 of the Exchange Act.

4.2*
Indenture, dated as of October 14, 2025, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2025).

4.3*
Form of certificate representing the 0.00% Convertible Senior Notes due 2031 (incorporated herein by reference to Exhibit A to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2025).

4.4*
Indenture, dated as of December 8, 2025, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on December 8, 2025).

4.5*
Form of certificate representing the 0.25% Convertible Senior Notes due 2032 (incorporated herein by reference to Exhibit A to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on December 8, 2025).

4.6*
Indenture, dated as of December 8, 2025, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the SEC on December 8, 2025).

4.7*
Form of certificate representing the 1.00% Convertible Senior Notes due 2033 (incorporated herein by reference to Exhibit A to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the SEC on December 8, 2025).

10.1*	Form of Capped Call Transactions Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2025).

10.2*	Form of Capped Call Transactions Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 8, 2025).

10.3#	Partner Statement of Work, dated as of November 2, 2025, between IE US Hardware 3 Inc. (a wholly owned subsidiary of IREN Limited) and Microsoft Corporation.

10.4#	Purchase Agreement, dated as of November 2, 2025, between IE US Hardware 3 Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P.

10.5#	Non-Cancellable Non-Returnable (NCNR) and Supplemental Terms Agreement, dated as of November 2, 2025, between IE US Hardware 3 Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P.

10.6*	IREN Limited 2025 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 2, 2026).

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Co-Chief Executive Officer.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Co-Chief Executive Officer.

31.3	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer.

32.3	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document).
_____________________________________________________
*Incorporated by reference.
#    Certain confidential information has been redacted pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K. Redacted information is indicated by [***].

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IREN Limited

Date: February 5, 2026	By:	/s/ Daniel Roberts
Daniel Roberts
Co-Chief Executive Officer and Director

Date: February 5, 2026	By:	/s/ Anthony Lewis
Anthony Lewis
Chief Financial Officer