Form 10-Q
period 2026-03-31
IREN Ltd
filed 2026-05-08
CIK 1878848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-41072
________________________
IREN Limited
(Exact name of registrant as specified in its charter)
________________________

Australia	[Not Applicable]
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Level 5, 55 Market Street Sydney, NSW 2000 Australia	2000
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 357,378,674 of its Ordinary shares outstanding.

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
•the amount and terms of any future financing or grant of security, or any refinancing, restructuring or modification to the terms of any existing or future financing or grant of security, which could require us to comply with onerous covenants, restrictions or guarantees, and our ability to service our debt obligations;
•our ability to successfully execute on our growth strategies and operating plans, including our ability to continue to develop our existing data center sites, design and deploy direct-to-chip liquid cooling systems, provide software, and operate and expand our high-performance computing (“HPC”) business (including our AI Cloud Services business and, potentially, colocation services such as powered shell, build-to-suit and turnkey data centers (“Colocation Services”) (collectively “HPC and AI services”));

•our limited experience with respect to new markets and geographies we have entered or may seek to enter, including the market for HPC and AI services, the expansion of our capabilities to include software offerings, and our expansion into new geographies for data centers such as Australia and Europe;
•our ability to remain competitive in dynamic and rapidly evolving industries;
•expectations with respect to the useful life and obsolescence of hardware (including GPUs, hardware for Bitcoin mining and any current or future HPC and AI services we offer) and the related impairment charges we may incur upon retirement thereof, which could be material;
•ability to, and costs associated with, re-purpose data centers historically used for Bitcoin mining for use in any current or future HPC and AI services, along with the related impairment charges we may incur upon retirement of existing Bitcoin mining hardware, which could be material;
•delays, increases in costs or reductions in the supply of equipment used in our operations including as a result of tariffs and duties, and certain equipment (including GPUs and any other hardware for any current or future HPC and AI services we offer) being in high demand due to global supply chain constraints, and our ability to secure additional hardware (including GPUs and any other hardware for any current or future HPC and AI services we offer), on commercially reasonable terms or at all;
•expectations with respect to the profitability, viability, operability, security, popularity and public perceptions of any current and future HPC and AI services we offer, including GPU rental rates;
•our ability to secure and retain customers on commercially reasonable terms or at all, particularly as it relates to our strategy to expand our AI Cloud Services business and potentially diversify into markets for other HPC and AI services;
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
•our ability to perform under, and observe our obligations pursuant to, service level agreements and other contractual obligations with counterparties, including customers of our HPC and AI services;
•changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions;
•Bitcoin price, Bitcoin global hashrate and foreign currency exchange rate fluctuations;
•expectations with respect to the ongoing profitability, viability, operability, security, popularity and public perceptions of the Bitcoin network;
•our ability to secure renewable energy, renewable energy certificates, power capacity, timely grid connections, facilities and sites on commercially reasonable terms or at all;
•delays and costs associated with, or failure to obtain or complete, permitting approvals, grid connections and other development activities customary for greenfield or brownfield infrastructure projects in various jurisdictions, including as a result of the Electric Reliability Council of Texas’s (“ERCOT”) announced amendments to the approval process for large load interconnection requests;
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
•electricity market risks relating to changes in laws, regulations and requirements of market operators, network operators and/or regulatory bodies in the jurisdictions in which we operate, including with respect to interconnection of facilities of large electrical loads to the ERCOT grid (for example, via a process that may batch multiple large load interconnection requests), grid stability, voltage ride-through, frequency ride-through and curtailment obligations;
•heightened complexity and additional constraints in energy markets, including international energy markets with which we are less familiar, including load ramp requirements by utilities or grid operators which may not align with our planned data center development and commissioning timelines;
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
•the availability, suitability, reliability and cost of internet connections at our facilities;
•the pending acquisitions of Mirantis, Inc. (“Mirantis”) and of the Ingenostrum, S.L. (trading as Nostrum Group) (“Nostrum Group”), as well as any other pending or future acquisitions, dispositions, joint ventures or other strategic transactions, including our ability to obtain the requisite regulatory approvals, satisfy the applicable closing conditions and to consummate any such transactions on terms favorable to the Group or at all, as well as to successfully integrate and achieve the anticipated benefits of any such acquisition that may be completed;
•unanticipated costs or liabilities associated with the pending acquisition of Mirantis or Nostrum Group, or any other pending or future acquisitions, dispositions, joint ventures or other strategic transactions, and any failure to comply with laws, rules, regulations or business practices that we may become subject to as a result of any expansion of our business in connection with the pending acquisition of Mirantis or Nostrum Group or any other such acquisition, joint venture or other strategic transaction;
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
any pending or future acquisitions, dispositions, joint ventures or other strategic transactions, including our ability to consummate any such transactions on terms favorable to the Group or at all;
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
•our failure to comply with any laws including the anti-corruption and sanctions laws, rules and regulations of the United States and various international jurisdictions;
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
•increased risks to our global operations including, but not limited to, political instability, outbreak of war, acts of terrorism, theft and vandalism, cyberattacks and other cybersecurity incidents and unexpected regulatory and economic sanctions changes, among other things;
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
•that we do not currently pay any cash dividends on our Ordinary shares, and may not in the foreseeable future and, accordingly, your ability to achieve a return on your investment in our Ordinary shares will depend on appreciation, if any, in the price of our Ordinary shares; and
•other risk factors disclosed under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025 (the “Annual Report”) and “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, as such factors may be updated from time to time in our other filings with the SEC, including under the caption “Risk Factors” in this Quarterly Report, accessible on the SEC’s website at www.sec.gov and the Investor Relations section of the Company’s website at https://investors.iren.com.
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
•Group: The Company and the entities it controlled at the end of, or during, the quarter ended March 31, 2026.
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
•mining pools: Mining pools are platforms for miners to contribute their hashrate in exchange for digital assets, including Bitcoin, and in some cases regardless of whether the pool effectively mines any block. Miners tend to join pools to increase payout frequency, with pools generally offering daily payouts, and to externalize to the pool the risk of a block taking longer than statistically expected from the network difficulty. Mining pools offer these services in exchange for a fee.
•MW: Megawatts. 1MW equals 1,000 kilowatts.

PART I-FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IREN Limited
Condensed Consolidated Balance Sheets
(Unaudited, in USD thousands, except share and per share data)

	Note	March 31, 2026	June 30, 2025
Assets
Current assets
Cash and cash equivalents		$2,213,274	$564,526
Accounts receivable, net		69,087	1,564
Deposits and prepaid expenses	7	89,958	45,908
Derivative assets	10	—	5,756
Income taxes receivable	20	—	2,581
Assets held for sale	9	6,491	—
Other assets and other receivables		45,675	20,838
Total current assets		2,424,486	641,173

Non-current assets
Property, plant and equipment, net	9	4,369,862	1,930,567
Intangible assets, net	12	108,803	—
Operating lease right-of-use asset, net	14	2,948	1,463
Deposits and prepaid expenses	7	161,805	32,916
Financial assets	8	—	211,617
Derivative assets	10	192,000	122,100
Other non-current assets		4,994	486
Total non-current assets		4,840,411	2,299,150
Total assets		$7,264,897	$2,940,323

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	13	$461,836	$144,115
Operating lease liability, current portion	14	540	404
Finance lease liability, current portion	9, 14	122,168	—
Income taxes payable, current portion	20	910	—
Deferred revenue, current portion	—	21,790	884
Other liabilities, current portion	15	44,112	3,945
Total current liabilities		651,356	149,347

Non-current liabilities
Operating lease liability, less current portion	14	2,285	1,063
Finance lease liability, less current portion	9, 14	152,088	—
Convertible notes payable	16	3,687,832	962,765
Deferred revenue, less current portion	5	98,598	—
Deferred tax liabilities	20	640	7,971
Income taxes payable, less current portion	20	2,662	1,454
Other liabilities, less current portion	15	4,907	234
Total non-current liabilities		3,949,013	973,488
Total liabilities		4,600,369	1,122,835

Commitments and contingencies (See Note 21)

Stockholders’ equity
Ordinary shares, no par value; 340,979,966 and 258,103,209 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	17	5,047,083	2,355,056
B Class shares, no par value; 2 shares authorized; and 2 shares issued and outstanding as of March 31, 2026 and June 30, 2025	17	—	—
Additional paid-in capital		(1,728,367)	88,672
Retained earnings (accumulated deficit)		(614,790)	(596,167)
Accumulated other comprehensive income (loss)		(39,398)	(30,073)
Total stockholders’ equity		2,664,528	1,817,488
Total liabilities and stockholders’ equity		$7,264,897	$2,940,323
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in USD thousands, except share and per share data)

		Three Months Ended March 31,		Nine Months Ended March 31,
	Note	2026	2025	2026	2025
Revenue:
Bitcoin mining revenue		$111,160	$141,242	$511,502	$304,300
AI Cloud Services revenue		33,635	3,581	58,280	9,431
Total revenue		144,795	144,823	569,782	313,731

Cost of revenue (exclusive of depreciation and amortization shown below):
Bitcoin mining	3	(35,336)	(41,615)	(178,649)	(105,261)
AI Cloud Services	3	(4,597)	(336)	(7,720)	(843)
Total cost of revenue		(39,933)	(41,951)	(186,369)	(106,104)

Operating (expenses) income:
Selling, general and administrative expenses	4	(81,750)	(29,097)	(320,864)	(83,161)
Depreciation and amortization	9	(121,245)	(47,311)	(305,647)	(117,319)
Impairment of assets	9	(140,411)	—	(188,423)	(6,942)
Gain (loss) on disposal of property, plant and equipment	9	234	1,526	228	1,678
Other operating expenses		(39)	(1,865)	(5,507)	(10,264)
Other operating income		4,826	3,090	10,469	7,820
Total operating (expenses) income		(338,385)	(73,657)	(809,744)	(208,188)
Operating (loss) income		(233,523)	29,215	(426,331)	(561)

Other (expense) income:
Finance expense		(14,837)	(4,119)	(34,785)	(5,863)
Interest income		21,799	1,925	44,702	5,801
Increase (decrease) in fair value of assets held for sale		(2,035)	(95)	(8,484)	(2,161)
Realized gain (loss) on financial instruments	8, 10	—	—	(8,666)	(4,215)
Unrealized gain (loss) on financial instruments	8, 10	(23,700)	(37,900)	533,942	(70,200)
Debt conversion inducement expense		—	—	(111,799)	—
Foreign exchange gain (loss)		(1,865)	(318)	(5,369)	(3,691)
Other non-operating income		75	186	75	480
Total other (expense) income		(20,563)	(40,321)	409,616	(79,849)

Income (loss) before taxes		(254,086)	(11,106)	(16,715)	(80,410)
Income tax (expense) benefit	20	6,259	(5,038)	(1,907)	(9,325)
Net income (loss)		$(247,827)	$(16,144)	$(18,622)	$(89,735)

Net income (loss) per share of Ordinary shares:
Basic net income (loss) per share of Ordinary shares	19	$(0.74)	$(0.07)	$(0.06)	$(0.44)
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	19	333,734,176	218,659,835	300,366,927	206,039,370

Diluted net income (loss) per share of Ordinary shares	19	$(0.74)	$(0.07)	$(0.06)	$(0.44)
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	19	333,734,176	218,659,835	300,366,927	206,039,370

Net income (loss)		$(247,827)	$(16,144)	$(18,622)	$(89,735)
Other comprehensive income (loss):
Change in foreign currency translation adjustments		(7,108)	24	(9,325)	(10,081)
Total comprehensive income (loss)		$(254,935)	$(16,120)	$(27,947)	$(99,816)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in USD thousands, except share and per share data)
Nine Months Ended March 31, 2026

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2025	257,211,899	$2,355,056	$88,672	$(596,167)	$(30,073)	$1,817,488
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	23,041,102	599,918	—	—	—	599,918
Issuance of Ordinary shares – restricted stock units	314,237	1,787	—	—	—	1,787
Issuance of Ordinary shares – stock options	2,309,065	8,827	—	—	—	8,827
Stock-based compensation		—	68,994	—	—	68,994
Change in foreign currency translation adjustments	—	—	—	—	(5,458)	(5,458)
Net income (loss)	—	—	—	384,611	—	384,611
Balance, September 30, 2025	282,876,303	2,965,588	157,666	(211,556)	(35,531)	2,876,167
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	—	—	—	—	—	—
Issuance of Ordinary shares – Equity Offering, net of issuance costs	39,699,102	1,634,847	—	—	—	1,634,847
Issuance of Ordinary shares – restricted stock units	9,122,733	67,806	—	—	—	67,806
Issuance of Ordinary shares – stock options	61,039	131	—	—	—	131
Stock-based compensation	—	—	(9,574)	—	—	(9,574)
Repurchase of the 2030 Convertible Notes and 2029 Convertible Notes	—	—	(981,018)	—	—	(981,018)
Reclassification of 2030 Prepaid Forward Contract and 2029 Prepaid Forward Contract	—	—	(665,400)	—	—	(665,400)
Reclassification of 2030 Capped Call Transactions and 2029 Capped Call Transactions	—	—	(259,600)	—	—	(259,600)
Change in foreign currency translation adjustments	—	—	—	—	3,241	3,241
Net income (loss)	—	—	—	(155,407)	—	(155,407)
Balance, December 31, 2025	331,759,177	4,668,372	(1,757,926)	(366,963)	(32,290)	2,511,193
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	8,857,303	376,806	—	—	—	376,806
Issuance of Ordinary shares – restricted stock units	363,486	1,905	—	—	—	1,905
Issuance of Ordinary shares – stock options	—	—	—	—	—	—
Stock-based compensation	—	—	29,559	—	—	29,559
Change in foreign currency translation adjustments	—	—	—	—	(7,108)	(7,108)
Net income (loss)	—	—	—	(247,827)	—	(247,827)
Balance, March 31, 2026	340,979,966	5,047,083	(1,728,367)	(614,790)	(39,398)	2,664,528

IREN Limited
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in USD thousands, except share and per share data)
Nine Months Ended March 31, 2025

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2024	186,367,686	$1,764,289	$51,286	$(683,109)	$(34,994)	$1,097,471
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	9,138,867	73,145	—	—	—	73,145
Issuance of Ordinary shares – restricted stock units	1,132,733	4,758	—	—	—	4,758
Issuance of Ordinary shares – stock options	490,196	991	—	—	—	991
Stock-based compensation		—	3,160	—	—	3,160
Change in foreign currency translation adjustments	—	—	—	—	1,854	1,854
Net income (loss)	—	—	—	(51,703)	—	(51,703)
Balance, September 30, 2024	197,129,482	1,843,183	54,446	(734,812)	(33,140)	1,129,677
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	16,268,604	141,818	—	—	—	141,818
Issuance of Ordinary shares – restricted stock units	14,940	5	—	—	—	5
Issuance of Ordinary shares – stock options	91,962	99	—	—	—	99
Stock-based compensation	—	—	7,893	—	—	7,893
Change in foreign currency translation adjustments	—	—	—	—	(11,959)	(11,959)
Net income (loss)	—	—	—	(21,888)	—	(21,888)
Balance, December 31, 2024	213,504,988	$1,985,105	$62,339	$(756,700)	$(45,099)	$1,245,645
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	10,022,708	107,263	—	—	—	107,263
Issuance of Ordinary shares – restricted stock units	29,881	140	—	—	—	140
Issuance of Ordinary shares – stock options	—	—	—	—	—	—
Stock-based compensation	—	—	7,630	—	—	7,630
Change in foreign currency translation adjustments	—	—	—	—	24	24
Net income (loss)	—	—	—	(16,144)	—	(16,144)
Balance, March 31, 2025	223,557,577	$2,092,508	$69,969	$(772,844)	$(45,075)	$1,344,558
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Condensed Consolidated Statements of Cash Flows
(Unaudited, in USD thousands)

	Nine Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$(18,622)	$(89,735)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	305,647	117,319
Impairment of assets	188,423	6,942
Change in fair value of assets held for sale	8,484	2,161
Realized (gain) loss on financial instruments	8,666	4,215
Unrealized (gain) loss on financial instruments	(533,942)	70,200
Debt conversion inducement expense	111,799	—
Other (income) expense	—	3,176
(Gain) loss on disposal of property, plant and equipment	(228)	(1,678)
Foreign exchange loss (gain)	6,961	6,474
Stock-based compensation expense	162,123	23,929
Amortization of debt issuance costs	6,125	702
Changes in assets and liabilities:
Accounts receivable and other receivables	(92,361)	(8,210)
Other assets	(4,507)	(39)
Financial asset, current	—	6,530
Tax related liabilities	219	6,716
Accounts payable and accrued expenses	6,861	10,229
Other liabilities	44,840	9,987
Deferred revenue	119,504	(887)
Prepayments and deposits	(32,024)	(25,667)
Operating lease liabilities	1,358	381
Net cash from (used in) operating activities	289,326	142,745

Investing activities
Payments for property, plant and equipment, net of computer hardware	(1,669,157)	(389,342)
Payments for computer hardware	(685,777)	(625,413)
Payments for intangible assets	(107,573)	—
Payments for other prepayments and deposits	(159,059)	(5,996)
Proceeds from disposal of property, plant and equipment	22,819	9,970
Proceeds from release of deposits	—	470
Deposits paid for right-of-use assets	(10,184)	—
Net cash from (used in) investing activities	(2,608,931)	(1,010,311)

Financing activities
Payment of offering costs for the issuance of Ordinary shares	(23,979)	(1,150)
Proceeds from the issuance of Ordinary shares	2,630,814	339,272
Payment for induced conversion of convertible notes	(1,623,484)	—
Proceeds from loan funded shares	658	858
Proceeds from exercise of options	6,597	—
Proceeds from convertible notes	3,299,555	311,646
Payment of capped call transactions	(252,252)	—
Payment of borrowing transaction costs	(51,528)	(1,815)
Repayment of lease liabilities	(17,612)	—
Net cash from (used in) financing activities	3,968,769	648,811

Net increase (decrease) in cash and cash equivalents	1,649,164	(218,755)
Cash and cash equivalents at the beginning of the period	564,526	404,601
Effects of exchange rate changes on cash and cash equivalents	(416)	(1,513)
Cash and cash equivalents at the end of period	$2,213,274	$184,333
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

IREN Limited
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in USD thousands)

	Nine Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$21,162	$97
Cash paid for income taxes	603	2,357

Supplemental schedule of non-cash investing and financing activities:
Additions to right-of-use assets in exchange for lease liability	291,592	—
Property, plant and equipment in accounts payable and accrued expenses	412,469	156,382
Reclassification of property, plant and equipment to assets held for sale	35,077	23,222
Issuance of Ordinary shares - stock-based compensation settlements	73,201	5,135
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)

Note 1. Organization
Nature of operations and corporate information
The Group is a vertically integrated provider of AI Cloud Services, delivering large-scale data centers and GPU clusters for AI training and inference. The Company’s platform is underpinned by an expansive portfolio of grid-connected land and power in renewable-rich regions across the globe.
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

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Segment information
An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, for which discrete financial information is available, whose operating results are regularly evaluated by the chief operating decision maker (“CODM”) to assess performance and allocate resources. The Group’s CODM is William Roberts, the Co-Chief Executive Officer (“Mr. Roberts”). As of March 31, 2026, the Company has identified two reportable segments, each evaluated separately by the CODM: Bitcoin mining and AI Cloud Services. The segments are organized by product lines rather than geographical location. The Bitcoin mining segment generates revenue by mining Bitcoin with the Group’s ASIC hardware, whereas the AI Cloud Services segment earns revenue from providing AI Cloud Services to third-party customers.
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
Note 3. Cost of revenue
The components of cost of revenue (exclusive of depreciation and amortization) are as follows:

	Three Months Ended March 31, 2026
(in USD thousands)	Bitcoin mining	AI Cloud Services	Total
Electricity	$30,645	$1,612	$32,257
Employee benefits	3,548	2,182	5,730
Other direct expenses	1,143	803	1,946
Total cost of revenue	$35,336	$4,597	$39,933

	Three Months Ended March 31, 2025
(in USD thousands)	Bitcoin mining	AI Cloud Services	Total
Electricity	$39,314	$88	$39,402
Employee benefits	1,719	174	1,893
Other direct expenses	582	74	656
Total cost of revenue	$41,615	$336	$41,951

	Nine Months Ended March 31, 2026
(in USD thousands)	Bitcoin mining	AI Cloud Services	Total
Electricity	$165,390	$2,515	$167,905
Employee benefits	9,959	3,859	13,818
Other direct expenses	3,300	1,346	4,646
Total cost of revenue	$178,649	$7,720	$186,369

	Nine Months Ended March 31, 2025
(in USD thousands)	Bitcoin mining	AI Cloud Services	Total
Electricity	$99,210	$184	$99,394
Employee benefits	4,540	488	5,028
Other direct expenses	1,511	171	1,682
Total cost of revenue	$105,261	$843	$106,104

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 4. Selling, general, and administrative expenses
The components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in USD thousands)	2026	2025	2026	2025
Employee benefits	$11,292	$4,955	$28,209	$14,919
Payroll taxes on stock-based compensation	3,889	617	43,506	2,223
Professional fees	5,498	3,973	21,564	10,351
Stock based compensation	31,487	7,770	162,123	23,929
Insurance	5,697	4,927	14,693	12,569
Renewable energy certificates	1,936	1,565	7,465	3,614
Property taxes	770	295	4,294	851
Non-refundable provincial sales tax	5,255	1,420	8,699	3,722
Sponsorships and marketing	8,843	619	13,920	2,054
Other selling, general and administrative expenses	7,083	2,956	16,391	8,929
Total selling, general and administrative expenses	$81,750	$29,097	$320,864	$83,161
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
Deferred revenue, including current and non-current balances as of March 31, 2026 and June 30, 2025, was $120,388,000 and $884,000, respectively. For the three and nine months ended March 31, 2026, revenue recognized from deferred revenue at the beginning of the period was $4,855,000 and $862,000, respectively. For the three and nine months ended March 31, 2025, revenue recognized from deferred revenue at the beginning of the period was $1,610,000 and $480,000, respectively.
Remaining Performance Obligations (“RPO”)
As of March 31, 2026, the Group had $710,272,000 of unsatisfied RPO, of which $307,950,000 is expected to be recognized over the initial 12 months ending March 31, 2027, $265,198,000 between months 13 and 24, and the remaining balance recognized between months 25 and 60.
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
The Group includes amounts in unsatisfied RPO only for tranches that have been delivered and accepted, of which there have been nil as of the reporting date. Consideration related to future tranches is not included in unsatisfied RPO until those tranches are delivered.
Significant Financing Component
Certain customer contracts include significant advance prepayments. The Group assessed whether these terms create a significant financing component under ASC Topic 606, Revenue from Contracts with Customers. Interest expense related to significant financing components was nil for each of the periods ended March 31, 2026 and March 31, 2025, respectively.

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
The following table presents revenue and cost of revenue for the Group’s reportable segments, reconciled to the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Reportable segment revenue
Bitcoin mining revenue	$111,160	$141,242	$511,502	$304,300
AI Cloud Services revenue	33,635	3,581	58,280	9,431
Total segment and consolidated revenue	144,795	144,823	569,782	313,731

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Bitcoin mining	(35,336)	(41,615)	(178,649)	(105,261)
AI Cloud Services	(4,597)	(336)	(7,720)	(843)
Total segment and consolidated cost of revenue	(39,933)	(41,951)	(186,369)	(106,104)

Segment gross profit (loss)	104,862	102,872	383,413	207,627

Reconciling items:
Selling, general and administrative expenses	(81,750)	(29,097)	(320,864)	(83,161)
Depreciation and amortization	(121,245)	(47,311)	(305,647)	(117,319)
Impairment of assets	(140,411)	—	(188,423)	(6,942)
Gain (loss) on disposal of property, plant and equipment	234	1,526	228	1,678
Other operating expenses	(39)	(1,865)	(5,507)	(10,264)
Other operating income	4,826	3,090	10,469	7,820
Finance expense	(14,837)	(4,119)	(34,785)	(5,863)
Interest income	21,799	1,925	44,702	5,801
Increase (decrease) in fair value of assets held for sale	(2,035)	(95)	(8,484)	(2,161)
Realized gain (loss) on financial instruments	—	—	(8,666)	(4,215)
Unrealized gain (loss) on financial instruments	(23,700)	(37,900)	533,942	(70,200)
Debt conversion inducement expense	—	—	(111,799)	—
Foreign exchange gain (loss)	(1,865)	(318)	(5,369)	(3,691)
Other non-operating income	75	186	75	480
Income tax (expense) benefit	6,259	(5,038)	(1,907)	(9,325)
Net income (loss)	$(247,827)	$(16,144)	$(18,622)	$(89,735)

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 7. Deposits and prepayments
The components of deposits and prepaid expenses are as follows:

(in USD thousands)	March 31, 2026	June 30, 2025
Current
Security deposits	45,172	12,894
Prepayments	$44,786	$33,015
Total current deposits and prepaid expenses	$89,958	$45,908

Non-current
Security deposits	$156,868	$29,847
Prepayments	4,937	$3,068
Total non-current deposits and prepaid expenses	$161,805	$32,916

Total deposits and prepaid expenses	$251,763	$78,824
Prepayments
Prepayments at March 31, 2026 and June 30, 2025 primarily include electricity, insurance and lease prepayments made.
Security deposits
Security deposits at March 31, 2026 and June 30, 2025, include deposits paid for development projects.
Computer hardware prepayments
Computer hardware prepayments represent payments made by the Group for the purchase of mining and AI hardware that are yet to be delivered as of March 31, 2026 and June 30, 2025. These prepayments are in accordance with payment schedules set out in relevant purchase agreements with hardware manufacturers.
Note 8. Financial assets
The following table presents the Group’s Condensed Consolidated Balance Sheets classification of financial assets carried at fair value:

(in USD thousands)
Financial assets	Balance Sheet Line	March 31, 2026	June 30, 2025
2030 Prepaid forward contract	Financial assets - Non current	$—	$83,117
2029 Prepaid forward contract	Financial assets - Non current	—	128,500
Total financial assets		$—	$211,617

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following table presents the effect of financial assets on the Group’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Three Months Ended March 31,		Nine Months Ended March 31,
Financial assets	Statement of Operations Line	2026	2025	2026	2025
2030 Prepaid forward contract	Unrealized gain (loss) on financial instruments	$—	$(21,300)	$178,183	$(39,000)
2029 Prepaid forward contract	Unrealized gain (loss) on financial instruments	—	—	275,600	—
Electricity financial asset	Realized (loss) on financial instruments	—	—	—	(4,215)
Total financial assets		$—	$(21,300)	$453,783	$(43,215)
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
Prepaid Forward Contracts
2030 Prepaid Forward Contract
On December 6, 2024, the Group issued $440,000,000 in aggregate principal amount of the 2030 Convertible Notes. In conjunction with the offering of the 2030 Convertible Notes, the Group also entered into a prepaid forward share purchase contract (“2030 Prepaid Forward Contract”) transactions with a financial institution (“2030 Forward Counterparty”). The 2030 Prepaid Forward Contract is a separate transaction to the 2030 Convertible Notes entered into by the Group with the 2030 Forward Counterparty and is not part of the terms of the 2030 Convertible Notes and will not affect any holder’s rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the 2030 Prepaid Forward Contract.
2029 Prepaid Forward Contract
On June 13, 2025, the Group issued $550,000,000 in aggregate principal amount of the 2029 Convertible Notes. In conjunction with the offering of the 2029 Convertible Notes, the Group also entered into a prepaid forward share purchase contract (“2029 Prepaid Forward Contract”) transactions with a financial institution (“2029 Forward Counterparty”). The 2029 Prepaid Forward Contract is a separate transaction to the 2029 Convertible Notes entered into by the Group with the 2029 Forward Counterparty and is not part of the terms of the 2029 Convertible Notes and will not affect any holder’s rights under the 2029 Convertible Notes. Holders of the 2029 Convertible Notes will not have any rights with respect to the 2029 Prepaid Forward Contract.
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
Reclassification to equity
On November 19, 2025, the Company’s shareholders approved the repurchase of the Company’s Ordinary shares underlying the Prepaid Forward Transactions, if so elected. Following shareholder approval at the Company’s annual general meeting, the Prepaid Forward Transactions met the conditions for equity classification under ASC Topic 815‑40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Prepaid Forward Transactions were reclassified to stockholders’ equity as a reduction of additional paid‑in capital at their fair value on the date of shareholder approval of $665,400,000.
All of the Prepaid Forward Transactions were outstanding as of March 31, 2026.
Note 9. Property, plant and equipment, net
The components of property, plant and equipment were as follows:

(in USD thousands)	March 31, 2026	June 30, 2025
Mining hardware	$1,041,767	$1,135,584
GPU hardware	811,390	76,001
Buildings	690,060	639,750
Right-of-use assets - Finance lease	301,776	—
Plant and equipment	8,827	10,002
Land	43,756	13,086
Leasehold improvements	34	43
Construction in progress	2,089,371	237,734
Property, plant and equipment, gross	4,986,981	2,112,200
Less: Accumulated depreciation	(445,617)	(181,246)
Less: Impairment	(171,502)	(385)
Property, plant and equipment, net	$4,369,862	$1,930,567
Depreciation and amortization expense related to property, plant and equipment was $121,245,000 and $47,311,000 for the three months ended March 31, 2026 and 2025, respectively, and $305,647,000 and $117,319,000 for the nine months ended March 31, 2026 and 2025, respectively.
During the nine months ended March 31, 2026, the Group entered into lease financing arrangements for the acquisition of GPUs, together with related ancillary equipment. The arrangements provide financing for 100% of the purchase price and are structured as 36-month and 24-month leases, respectively. A portion of the leases commenced during the quarter ended March 31, 2026, at which time the corresponding right-of-use assets and lease liabilities were recognized. The lease commencement dates for the remaining GPUs are expected to occur subsequent to March 31, 2026, at which time the corresponding right-of-use assets and lease liabilities will be recognized.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Impairment
Impairment of property, plant and equipment totaled $140,411,000 and $188,423,000 for the three and nine months ended March 31, 2026, respectively. The impairment for the three months ended March 31, 2026 relates to Bitcoin miners, as well as certain IT and electrical equipment in Childress and British Columbia. This primarily reflects assets displaced from the Group’s data centers as part of the Group’s strategic focus on expanding its AI Cloud Services. Management performed an impairment assessment as of March 31, 2026, resulting in a charge to reduce their carrying amount to estimated fair value. The estimated fair value was lower than the net carrying amount and was determined using Level 3 inputs, based on prices for similar assets.
Impairment of property, plant and equipment totaled nil and $6,942,000 for the three and nine months ended March 31, 2025, respectively, and was primarily related to the initial classification of the S19j Pro miners as held for sale, as discussed under ‘Assets held for sale’ below.
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
Assets held for sale
On March 31, 2026, the Group classified approximately 5,800 S21 Pro miners as held for sale in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360-10-45-9”) as the miners were no longer in use, were actively marketed for sale, and their sale was deemed highly probable. Upon classification as held for sale, the Group recognized a loss on change in fair value of $2,035,000 to adjust the carrying value of the miners to their estimated fair value less costs to sell as at March 31, 2026.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 10. Derivatives
The following table presents the Group’s Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		March 31, 2026		June 30, 2025
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin purchase option	Derivative assets - Current	$—	$—	$5,756	$—
Capped call transactions - 2030 Convertible Notes	Derivative assets - Non current	—	—	46,400	—
Capped call transactions - 2029 Convertible Notes	Derivative assets - Non current	—	—	75,700	—
Capped call transactions - 2031 Convertible Notes	Derivative assets - Non current	29,700	—	—	—
Capped call transactions - 2032 Convertible Notes	Derivative assets - Non current	83,600	—	—	—
Capped call transactions - 2033 Convertible Notes	Derivative assets - Non current	78,700	—	—	—
Total derivatives		$192,000	$—	$127,856	$—
The following table presents the effect of derivatives on the Group’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Three Months Ended March 31,		Nine Months Ended March 31,
Derivative	Statement of Operations Line	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Bitcoin purchase option	Realized gain (loss) on financial instruments	$—	$—	$(8,666)	$—
Bitcoin purchase option	Unrealized gain (loss) on financial instruments	—	—	2,910	—
Capped call transactions - 2030 Convertible Notes	Unrealized gain (loss) on financial instruments	—	(16,600)	57,500	(31,200)
Capped call transactions - 2029 Convertible Notes	Unrealized gain (loss) on financial instruments	—	—	80,000	—
Capped call transactions - 2031 Convertible Notes	Unrealized gain (loss) on financial instruments	(3,800)	—	(25,582)	—
Capped call transactions - 2032 Convertible Notes	Unrealized gain (loss) on financial instruments	(10,300)	—	(18,202)	—
Capped call transactions - 2033 Convertible Notes	Unrealized gain (loss) on financial instruments	(9,600)	—	(16,467)	—
Total gain (loss) on derivatives		$(23,700)	$(16,600)	$71,493	$(31,200)

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
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
2031 Capped Call Transactions
In conjunction with the Group’s offering of 0.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”), the Group entered into the capped call transactions with certain financial institutions (the “2031 Capped Call Transactions”). The 2031 Capped Call Transactions are generally expected to reduce potential dilution to holders of the Group's Ordinary shares upon any conversion of the 2031 Convertible Notes and/or offset any cash payments the Group is required to make in excess of the principal amount of the 2031 Convertible Notes upon conversion of the 2031 Convertible Notes in the event that the market price per share of our Ordinary shares is greater than the strike price of the 2031 Capped Call Transactions, with such reduction and/or offset subject to a cap.
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

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
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
Reclassification to equity
On November 19, 2025, the Company’s shareholders approved the repurchase of the Company’s Ordinary shares underlying the 2030 Capped Call Transactions and the 2029 Capped Call Transactions, if so elected. Following shareholder approval, the 2030 Capped Call Transactions and the 2029 Capped Call Transactions met the conditions for equity classification under ASC 815‑40. Accordingly, the 2030 Capped Call Transactions and the 2029 Capped Call Transactions were reclassified to stockholders’ equity as a reduction of additional paid‑in capital at their fair value on the date of shareholder approval of $259,600,000.

	2030 Capped Call	2029 Capped Call
Net proceeds used to purchase the Capped Call Transactions (in thousands)	$44,352	$53,790
Transaction costs expensed (in thousands)	$1,452	$2,790
Initial cap price	$25.86	$20.98
Last reported sale price of Ordinary shares	$12.93	$10.49
Date of last reported sale price of Ordinary shares	December 3, 2024	June 10, 2025
Prior to their reclassification to equity, the Group estimated the fair value of the 2030 Capped Call Transactions and 2029 Capped Call Transactions using the Black-Scholes-Merton pricing model, which includes several inputs and assumptions including the risk-free interest rate, dividend yield, and the expected stock-price volatility. The following table represents the significant and unobservable fair value assumptions used for Capped Call Transactions as at the date of shareholder approval:

	2030 Capped Call	2029 Capped Call
Closing share price	$45.83	$45.83
Long strike price	$16.81	$13.64
Short strike price	$25.86	$20.98
Risk free interest rate	3.62%	3.59%
Dividend yield	nil	nil
Expected volatility	62.5%	62.5%
Level 3 derivative assets
The Group determined that the 2031 Capped Call Transactions, 2032 Capped Call Transactions, and 2033 Capped Call Transactions are a Level 3 derivative asset given significant unobservable inputs are included in its valuation. The Group

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
estimates the fair value of the derivative using the Black-Scholes-Merton pricing model, which includes several inputs and assumptions including the risk-free interest rate, dividend yield, and the expected stock-price volatility. The following table represents the significant fair value assumptions used for Capped Call Transactions as at March 31, 2026:

	2031 Capped Call	2032 Capped Call	2033 Capped Call
Closing share price	$34.28	$34.28	$34.28
Long strike price	$85.63	$51.40	$51.40
Short strike price	$120.18	$82.24	$82.24
Risk free interest rate	3.86%	3.93%	4.00%
Dividend yield	nil	nil	nil
Expected volatility	65.0%	60.0%	60.0%
Volatility is a measure of the expected change in variables over a fixed period of time. Some financial instruments benefit from an increase in volatility and others benefit from a decrease in volatility. Generally, for a long position in an option, an increase in volatility would result in an increase in the fair values of financial instruments.
The following table reconciles the movement in the fair value of the Capped Call Transactions:

(in USD thousands)	2030 Capped Call	2029 Capped Call	2031 Capped Call	2032 Capped Call	2033 Capped Call	Total
Balance as at July 1, 2025	$46,400	$75,700	$-	$-	$-	$122,100
Initial recognition on October 14, 2025	-	-	55,282	-	-	55,282
Initial recognition on December 8, 2025	-	-	-	101,802	95,167	196,969
Unrealized gain (loss) recognized	57,500	80,000	(25,582)	(18,202)	(16,467)	77,249
Reclassification to equity	(103,900)	(155,700)	-	-	-	(259,600)
Balance as at March 31, 2026	$-	$-	$29,700	$83,600	$78,700	$192,000
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

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
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
Level 3: Unobservable inputs for the asset or liability.
The following tables present the Group’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of March 31, 2026
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets
2031 Capped Call Transactions	$29,700	$-	$-	$29,700
2032 Capped Call Transactions	83,600	-	-	83,600
2033 Capped Call Transactions	78,700	-	-	78,700
Total derivative assets	$192,000	$-	$-	$192,000

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

	Fair value measured as of March 31, 2026
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2030 Convertible Notes	$207,345	$478,240	$-	$-
2029 Convertible Notes	228,005	639,022	-	-
2031 Convertible Notes	980,905	717,787	-	-
2032 Convertible Notes	1,135,846	1,019,139	-	-
2033 Convertible Notes	1,135,731	1,005,685	-	-
Total	$3,687,832	$3,859,873	$-	$-

	Fair value measured as of June 30, 2025
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2030 Convertible Notes	$427,837	$483,089	$-	$-
2029 Convertible Notes	534,928	712,844	-	-
Total	$962,765	$1,195,933	$-	$-
There were no transfers between Level 1, 2 or 3 during the periods presented.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Refer to Note 8. Financial assets and Note 10. Derivatives for the significant fair value assumptions and the related movements and balances of financial instruments measured and recorded at fair value on a recurring basis.
Note 12. Intangible assets, net
The components of intangible assets are as follows:

	March 31, 2026
(in USD thousands)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Weighted-Average Lives (in years)
Connection rights for electricity services	$105,123	$—	$105,123	12
Land purchase options	$2,500	$—	$2,500	—
Goodwill	$1,180	$—	$1,180	—
Total	$108,803	$—	$108,803	12
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
During the three months ended March 31, 2026, the Group recorded goodwill in connection with a business combination. The price payable of $1.2 million is not material to the Group’s condensed consolidated financial statements.
For the three and nine months ended March 31, 2026 and 2025, there was nil amortization expense related to finite-lived intangible assets.

Note 13. Accounts payable and accrued expenses
The components of accounts payable and accrued expenses are as follows:

(in USD thousands)	March 31, 2026	June 30, 2025
Accounts payable	$97,049	$81,747
Accrued expenses	364,787	42,368
Loss contingencies	—	20,000
Total accounts payable and accrued expenses	$461,836	$144,115
Loss contingencies
Non-Recourse SPVs
NYDIG, who was the lender under limited recourse equipment financing loans to IE CA 3 Holdings Ltd. and IE CA 4 Holdings Ltd. (bankrupt entities for which PricewaterhouseCoopers (“PwC”) is currently acting as receiver and trustee) (“Non-Recourse SPVs”), had brought claims against the Non-Recourse SPVs and the Company. All claims except the oppression remedy, which had been dismissed by the Trial Court, were unsuccessful. In addition, PwC, as receiver and

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
trustee of the Non-Recourse SPVs’ estates continued its investigation of the affairs of the Non-Recourse SPVs in Canada and Australia. On August 12, 2025, the Company entered into a settlement agreement with NYDIG, PwC, the Non-Recourse SPVs and their local representatives in Australia to terminate all current proceedings and release all claims related to the financing loans and the subsequent receivership and bankruptcies. The Company has agreed to pay a settlement amount to NYDIG of $20 million and such amount was recorded as a loss contingency in the Group’s consolidated financial statements as of June 30, 2025. The settlement amount was subsequently paid during the quarter ended September 30, 2025.

Note 14. Leases
The Group has finance leases that are material to the condensed consolidated financial statements and has provided the related interim disclosures below. The Group also has operating leases that are not material and have not changed materially since the Group’s Annual Report for the year ended June 30, 2025. For additional information regarding operating leases, refer to Note 17 in the Group’s Annual Report.
The following table shows the right-of-use assets and lease liabilities as of March 31, 2026 and June 30, 2025:

(in USD thousands)	March 31, 2026	June 30, 2025
Right-of-use assets:
Finance leases	290,459	—
Total right-of-use assets	$290,459	$—

Lease liabilities:
Finance leases	274,256	—
Total lease liabilities	$274,256	$—
The Group’s lease costs are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in USD thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of ROU asset	10,566	—	11,317	—
Interest on lease liabilities	4,920	—	5,287	—
Total lease expense	$15,486	$—	$16,604	$—

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following table presents supplemental lease information:

	Nine Months Ended March 31,
(in USD thousands)	2026	2025
Operating cash flows from finance leases	$4,280	$—
Investing cash flows from finance leases	$10,184	$—
Financing cash flows from finance leases	$17,612	$—

Right-of-use assets obtained in exchange for finance lease liabilities	$291,592	$—

Weighted-average remaining lease term (in years):
Finance leases	2.2	0
Weighted-average discount rate:
Finance leases	9.7%	—%
The following table presents the Group’s future minimum lease payments as of March 31, 2026:

(in USD thousands)	Finance Leases
Financial Year 2026	$35,999
Financial Year 2027	143,997
Financial Year 2028	98,668
Financial Year 2029	29,184
Financial Year 2030	—
Thereafter	—
Total undiscounted lease payments	$307,849
Less present value discount	(33,592)
Present value of lease liabilities	$274,256

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 15. Other liabilities
The components of other liabilities are as follows:

(in USD thousands)	March 31, 2026	June 30, 2025
Current
Employee benefits	$14,330	$1,834
Payroll taxes	14,845	566
Accrued interest payable	9,133	1,545
Other liabilities	5,804	—
Total current other liabilities	$44,112	$3,945

Non-current
Employee benefits	$339	$234
Payroll taxes	$4,568	—
Total non-current other liabilities	$4,907	$234

Total other liabilities	$49,020	$4,179
Note 16. Convertible notes payable
Details of the Group’s notes payable are as follows:

	2030 Convertible Notes	2029 Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	2033 Convertible Notes	Total
Balance at July 1, 2025	$427,837	$534,928	$—	$—	$—	$962,765
Initial recognition on October 14, 2025	—	—	979,252	—	—	979,252
Initial recognition on December 8, 2025	—	—	—	1,135,136	1,135,134	2,270,270
Change in estimate related to accrued debt issuance costs	104	—	(20)	—	—	84
Interest expenses	9,773	12,785	1,673	1,612	4,207	30,050
Coupon interest payable	(8,423)	(10,990)	—	(902)	(3,610)	(23,925)
Induced conversion of notes	(221,946)	(308,718)	—	—	—	(530,664)
Convertible notes outstanding as at March 31, 2026	207,345	228,005	980,905	1,135,846	1,135,731	3,687,832
Convertible notes due within one year	—	—	—	—	—	—
Total convertible notes, net of portion due within one year	$207,345	$228,005	$980,905	$1,135,846	$1,135,731	$3,687,832

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following table summarizes the key terms of the convertible notes:

	2030 Convertible Notes	2029 Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	2033 Convertible Notes
Issuance date	December 6, 2024	June 13, 2025	October 14, 2025	December 8, 2025	December 8, 2025
Maturity date	June 15, 2030	December 15, 2029	July 1, 2031	June 1, 2032	June 1, 2033
Remaining principal (in thousands)	$212,310	$233,389	$1,000,000	$1,150,000	$1,150,000
Stated interest rate	3.25%	3.50%	0%	0.25%	1.00%
Interest payment dates	June 15 & December 15	June 15 & December 15	N/A	June 1 & December 1	June 1 & December 1
Effective interest rate	3.87%	4.22%	0.37%	0.45%	1.18%
Net proceeds (in thousands)[1]	$311,646	$392,393	$927,300	$1,033,189	$1,040,779
Initial conversion rate[2]	59.4919	73.3299	11.6784	19.4553	19.4553
Initial conversion price	$16.81	$13.64	$85.63	$51.40	$51.40
Principal amount per note	$1,000	$1,000	$1,000	$1,000	$1,000
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
The total repurchase cost was approximately $1,632.4 million, which includes accrued and unpaid interest of $8.9 million. The repurchase was accounted for as an induced conversion in accordance with ASU 2024-04. The Company recorded an inducement expense of $111.8 million within “Debt conversion inducement expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2026 and a charge to additional paid-in capital of $981.0 million within stockholders’ equity.
As of March 31, 2026, the Group has $445.7 million of aggregate principal amount of the 2030 Convertible Notes and 2029 Convertible Notes outstanding.
In conjunction with the issuance of the above 2032 Convertible Notes and 2033 Convertible Notes and Repurchase, on December 2, 2025, the Company entered into certain share purchase agreements. Refer to Note 17.
Note 17. Stockholders’ equity
We do not have a limit on our authorized share capital and do not recognize the concept of par value under Australian law.
The total number of Ordinary shares outstanding (including loan-funded shares) was 341,501,172 and 258,103,209 as at March 31, 2026 and June 30, 2025, respectively.
At-the-Market facility
On January 21, 2025, the Company filed a registration statement, including an accompanying at-the-market prospectus supplement relating to the offer and sale of $1,000,000,000 additional Ordinary shares. As of December 31, 2025, the Company had issued 66,707,732 Ordinary shares under an At Market Sales Agreement (the “Sales Agreement”) generating

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
an aggregate of approximately $999,999,452 in proceeds through September 2025, with no further amounts remaining available for sale under its prospectus supplement relating to the Sales Agreement and related prospectus supplement.

On March 4, 2026, the Company filed a new prospectus supplement relating to the offer and sale of up to $6,000,000,000 of its Ordinary shares under the Sales Agreement. The newly filed prospectus supplement replaces and supersedes the prospectus supplement above relating to the offer and sale of up to $1,000,000,000. As of March 31, 2026, the Company has issued 8,857,303 Ordinary shares under the new prospectus supplement generating an aggregate of approximately $380,022,000 in gross proceeds.

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
Loan-funded shares
As at March 31, 2026 and June 30, 2025, there were 521,206 and 842,291 restricted ordinary shares issued to management under the Employee Share Plans as well as certain non-employee founders of PodTech Innovation Inc, which are treated as stock options for accounting purposes.
Dividends
No dividends were declared during the three and nine months ended March 31, 2026 and 2025.
Note 18. Stock-based compensation
In June 2023, the Board approved the 2023 Long-Term Incentive Plan (“2023 LTIP”) under which participating employees and directors are typically granted RSUs in three tranches: two tranches with time-based vesting conditions and a third tranche with a performance-based vesting condition. As of March 31, 2026, the Company had an aggregate of 0 Ordinary shares reserved for future issuance under the 2023 LTIP.
In November 2025, the Company’s shareholders approved the 2025 Omnibus Incentive Plan (“2025 Omnibus Plan”) under which employees and directors may be granted equity compensation awards with time-based vesting conditions and performance-based vesting conditions. As of March 31, 2026, the Company had an aggregate of 17.5 million Ordinary shares reserved for future issuance under the 2025 Omnibus Plan.

The Group’s stock-based compensation expense recognized during the three and nine months ended March 31, 2026 and 2025, is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in USD thousands)	2026	2025	2026	2025
Stock options	$2,161	$3,004	$23,432	$9,372
Service-based RSUs	25,857	4,285	102,507	13,118
Performance-based RSUs	3,469	481	36,184	1,439
Total stock-based compensation	$31,487	$7,770	$162,123	$23,929

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
The following table presents a summary of activity for the RSUs with service conditions under all plans during the nine months ended March 31, 2026:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Outstanding as of June 30, 2025	15,567,267	$7.68	$226,815
Granted	5,165,594	17.27
Forfeited	(222,382)	11.24
Exercised	(5,758,627)	6.45
Outstanding as of March 31, 2026	14,751,852	$11.47	$505,694
Vested and exercisable as of March 31, 2026	379,741	$5.74	$13,018
The Group had approximately $86,167,000 of total unrecognized compensation expense related to unvested service condition RSUs granted, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.19 years.
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
The following table presents a summary of activity for the RSUs with market conditions under all plans during the nine months ended March 31, 2026:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Outstanding as of June 30, 2025	6,158,567	$5.28	$89,730
Granted	3,732,114	10.34
Forfeited	(233,865)	6.56
Exercised	(4,041,829)	6.37
Outstanding as of March 31, 2026	5,614,987	$7.81	$192,482
Vested and exercisable as of March 31, 2026	95,773	$5.37	$3,283
During the nine months ended March 31, 2026, the Group issued the following RSUs with market conditions:
•3,732,114 RSUs which are scheduled to vest after three years based on total shareholder return measured against the Russell 2000 index (and continued service over the vesting period).

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The Group had approximately $29,636,000 of total unrecognized compensation expense related to unvested market condition RSUs granted, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.65 years.
Stock options
The following table presents a summary of the option activity under all plans:

(in USD thousands, except share and per share amounts and years)	Number of shares	Weighted average exercise price (per share)	Aggregate intrinsic value	Weighted average remaining contractual life (in years)
Outstanding as of June 30, 2025	7,878,554	$47.07	$34,648	5.80
Granted	—	—
Forfeited or canceled	—	—
Exercised	(2,370,104)	3.17
Outstanding as of March 31, 2026	5,508,450	$65.98	$20,838	7.07
Vested and exercisable as of March 31, 2026	640,266	$4.29	$19,356	4.19
The Group had approximately $38,211,000 of total unrecognized compensation expense related to unvested stock options as of March 31, 2026, which is expected to be recognized over a weighted-average remaining vesting period of approximately 4.40 years, subject to the early achievement of any associated performance-based vesting hurdles.
No options were granted during the nine months ended March 31, 2026.

Note 19. Net income (loss) per share of Ordinary shares
The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of Ordinary shares as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Stock options	5,508,450	7,888,554	5,508,450	7,888,554
Restricted stock units	19,715,580	8,845,658	24,856,461	8,845,658
Convertible notes	86,170,707	—	59,671,727	—
Capped call transactions	66,508,582	—	32,157,996	—
Prepaid forward transactions	14,519,103	—	6,994,604	—
Total	192,422,422	16,734,212	129,189,238	16,734,212

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of Ordinary shares for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(247,827)	$(16,144)	$(18,622)	$(89,735)
Convertible notes interest expense, net of tax	—	—	—	—
Numerator for diluted net income (loss) per share of Ordinary shares	$(247,827)	$(16,144)	$(18,622)	$(89,735)

Denominator:
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	333,734,176	218,659,835	300,366,927	206,039,370
Effects of dilutive securities:
Options	—	—	—	—
Restricted stock units	—	—	—	—
Convertible notes	—	—	—	—
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	333,734,176	218,659,835	300,366,927	206,039,370

Basic net income (loss) per share of Ordinary shares	$(0.74)	$(0.07)	$(0.06)	$(0.44)
Diluted net income (loss) per share of Ordinary shares	$(0.74)	$(0.07)	$(0.06)	$(0.44)
Note 20. Income taxes
The effective income tax rate was 2.5% and (11.4)% for the three and nine months ended March 31, 2026 compared to (45.4)% and (11.6)% for the three and nine months ended March 31, 2025.
The movement in effective tax rates for the three and nine months ended March 31, 2026 is primarily attributable to changes in permanent differences and other period specific tax items during the respective reporting periods.
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
The Company had no material unrecognized tax benefits as of March 31, 2026.
Note 21. Commitments and contingencies
Commitments
As at March 31, 2026 and June 30, 2025, the Group had commitments of $11,902,471,000 and $368,805,000, respectively.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The committed amounts are payable as set out below:

(in USD thousands)	March 31, 2026	June 30, 2025
Commitments
Amounts payable within 12 months of balance date:	$11,899,054	$368,805
Amounts payable after 12 months of balance date:	3,417	—

Total commitments	$11,902,471	$368,805
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
Contingencies
U.S. importation tariff
In April 2025, the Group received a Notice of Action (‘NOA’) from U.S. Customs and Border Protection challenging the country of origin of mining hardware imported by the Group to the U.S. between April 2024 and February 2025. The NOA asserted that the country of origin of the mining hardware is China and notified the Group of an assessment of a U.S. importation tariff of 25%. The seller has represented to the Group that the country of origin of the mining hardware was not China. Certificates of origin and/or commercial invoices and shipping documents for all mining hardware shipments assessed in the NOA have been provided to the Group to support this claim. The Group has contested the NOA and the associated tariff cost of approximately $100 million. While the outcome of this matter is uncertain at this time, the Group has determined it is not probable that it will result in a future cash outflow and, as such, no loss contingency was recorded as of March 31, 2026. Based on the preliminary nature of this proceeding, the Group cannot reasonably predict the outcome of this matter at this time.
Non-Refundable Sales Tax
The Canada Revenue Agency (“CRA”) asserts that 5% Goods and Services Tax (“GST”) should be applied to services exported to the Australian parent under an intercompany services agreement. The CRA’s position is based on its

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
determination that the Australian parent has a permanent establishment in Canada, thereby requiring the Canadian subsidiaries to charge and remit GST on those services.
On March 31, 2025, the Group received a Notice of Confirmation from the CRA upholding this assessment. In response, the Group filed a Notice of Appeal with the Tax Court of Canada to dispute the assessment.
As at March 31, 2026, the total amount of GST under dispute related to the services supplied to the Australian parent entity is approximately $27.7 million.
Based on the current status of the dispute and the strength of the Group’s legal position, the Group has concluded that it is reasonably possible, but not probable, that an outflow of economic resources will be required as at March 31, 2026. Accordingly, the Group has not recorded a loss contingency as at March 31, 2026, in respect of this matter.
Note 22. Subsequent events
The Group has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were available to be issued. Except as described above and below, the Group has concluded no other subsequent events have occurred that require disclosure.
Commercial agreement for GPU services

On May 7, 2026, the Group entered into an agreement with NVIDIA Corporation ("NVIDIA") to provide dedicated GPU services in tranches at data center facilities located in Childress, Texas, over a five year term. The total contract value is approximately $3.4 billion over the term of the agreement.
NVIDIA Private Placement

On May 7, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with NVIDIA. Pursuant to the Securities Purchase Agreement, the Company agreed to sell investment rights to purchase an aggregate 30 million Ordinary shares (the “Investment Rights”), subject to certain adjustments in accordance with the terms of the Investment Rights, in a private placement for aggregate gross proceeds of up to approximately $2.1 billion (if fully exercised and subject to any regulatory limitations). The Investment Rights are exercisable at a purchase price of $70.00 per Ordinary share (the “Exercise Price”). The Investment Rights will be exercisable in tranches that vest based on achieving certain volumes of deliveries of up to 600,000 NVIDIA GPUs. Subject to certain terms and conditions, the Investment Rights are exercisable through May 7, 2031. The shares delivered upon exercise of each vested tranche are subject to a 6-month restriction period following the issue date, during which NVIDIA may not sell or transfer the underlying shares.
AI Cloud Expansion

Subsequent to March 31, 2026, the Group announced a strategic initiative to transition its remaining Bitcoin mining operations to AI Cloud Services as part of its broader AI strategy. The initiative is expected to accelerate the Group’s AI Cloud Services capacity expansion through the retrofit and repurposing of certain air-cooled data centers currently supporting Bitcoin mining operations at the Childress campus. The transition also includes the development of 150MW of additional direct-to-chip liquid cooling data centers at the Childress campus (Horizons 5 and 6). As part of the transition, the Group expects all Bitcoin mining operations at Childress to cease over time as existing data centers are redeployed to support AI Cloud Services.
As at March 31, 2026, the assets were deemed recoverable on a continued use basis. However, following the strategic initiative to transition to AI Cloud Services, the Group estimates that additional impairment charges associated with the transition could total approximately $520 million, based on information currently available and preliminary management assessments. These charges are expected to be incurred subsequent to March 31, 2026. The ultimate accounting impact remains subject to further evaluation by management, including final project scope, deployment timing, recoverability assessments and other accounting analyses related to the transition.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)

Hedge arrangements

In May 2026, the Group entered into power hedges at a fixed price over a 5-year term, intended to reduce the Group’s exposure to variability in power prices with respect to delivery of the Microsoft contract at Horizons 1-4. As these instruments were executed after March 31, 2026, they have not been reflected in the accompanying unaudited condensed consolidated financial statements.
Business combinations

On May 4, 2026, the Company entered into a merger agreement pursuant to which the Company will acquire 100% of Mirantis, Inc. (“Mirantis”), a US-based cloud software and services provider, as part of a business combination transaction. The transaction is subject to certain customary termination rights and the satisfaction of certain customary closing conditions, including regulatory approvals. The aggregate consideration payable by the Company under the merger agreement is approximately $625 million payable at closing through the issuance of a fixed number the Company’s Ordinary shares determined at signing, provided that a portion of the consideration (currently estimated to be approximately 10%) is payable in cash to holders of shares of Mirantis capital stock that are unaccredited investors.
On May 07, 2026, the Group entered into a sale and purchase agreement for the acquisition of 100% of Ingenostrum, S.L. (trading as Nostrum Group), a Spanish-based data center developer. The transaction is subject to the satisfaction of certain closing conditions. The aggregate purchase consideration was approximately EUR 165 million, subject to customary adjustments, comprised of approximately 65% in cash and 35% in the form of the Company’s Ordinary shares, subject to customary post-closing adjustments.
As of the date of issuance of these unaudited condensed consolidated financial statements, the initial accounting for the acquisitions are not yet finalized. Accordingly, the Group has not finalized the allocation of the purchase price to the assets acquired and liabilities assumed, including the identification and measurement of goodwill and acquired intangible assets. The Group expects to provide the required acquisition-related disclosures in a subsequent filing once the initial accounting has been completed.
ATM Facility

Subsequent to March 31, 2026, the Company issued a further 15,877,502 Ordinary shares for total gross proceeds of approximately $683,483,000.
The Group concluded that the foregoing subsequent event matters above represent non-recognized subsequent events under ASC 855 Subsequent Events because the events arose after the balance sheet date and do not provide additional evidence about conditions that existed as of March 31, 2026. Accordingly, no adjustments have been made to the March 31, 2026, unaudited condensed consolidated financial statements.

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

Overview
We are a vertically integrated provider of AI Cloud Services, delivering large-scale data centers and GPU clusters for AI training and inference. Our platform is underpinned by an expansive portfolio of grid-connected land and power in renewable-rich regions across the globe.
We have seven data center sites with executed grid connection agreements, letters of agreement or equivalents, representing 4,510MW of total power capacity: three in Texas, United States, namely Childress (750MW), Sweetwater 1 (1,400MW) and Sweetwater 2 (600MW), one in Oklahoma (1,600MW), United States, and three in British Columbia, Canada, namely Canal Flats (30MW), Mackenzie (80MW) and Prince George (50MW). Our data centers are currently powered by 100% renewable energy (whether from clean or renewable energy sources or through the purchase of renewable energy certificates (“RECs”)).
Our AI Cloud Services operations generate revenue by providing access to cloud-based GPU computing to customers for AI training and inference workloads. As of March 31, 2026, we had approximately 150,000 GPUs installed or on order for our data centers.
Our Bitcoin mining operations generate revenue by earning Bitcoin through a combination of Block rewards and transaction fees from the operation of our Bitcoin miners and exchanging these Bitcoin for fiat currencies such as USD or CAD. We typically liquidate all the Bitcoin we mine daily and therefore did not have any Bitcoin held on our balance sheet as of March 31, 2026. As of March 31, 2026, we had installed hashrate capacity of approximately 38 EH/s.
We are also pursuing a strategy of expanding and diversifying our revenue sources into other HPC and AI services beyond AI Cloud Services, including through re-purposing data centers historically used for Bitcoin mining.
Our cash and cash equivalents were $2,213.3 million as of March 31, 2026. Our total revenue was $144.8 million and $144.8 million for the three months ended March 31, 2026 and 2025, respectively, and $569.8 million and $313.7 million for the nine months ended March 31, 2026 and 2025, respectively. We generated net income (loss) of $(247.8) million and $(16.1) million for the three months ended March 31, 2026 and 2025, respectively, and $(18.6) million and $(89.7) million for the nine months ended March 31, 2026 and 2025, respectively.
We generated EBITDA of $(139.8) million and $38.4 million for the three months ended March 31, 2026 and 2025, respectively, and $279.0 million and $37.0 million for the nine months ended March 31, 2026 and 2025, respectively. We generated Adjusted EBITDA of $59.5 million and $83.1 million for the three months ended March 31, 2026 and 2025, respectively, and $226.5 million and $148.0 million for the nine months ended March 31, 2026 and 2025, respectively. EBITDA and Adjusted EBITDA are financial measures not defined by GAAP. For a definition of EBITDA and Adjusted EBITDA, an explanation of our management’s use of these measures and a reconciliation of EBITDA and Adjusted EBITDA to loss after income tax expense, see “Key Indicators of Performance and Financial Conditions”.

As of March 31, 2026, 70% and 30% of the Company’s non-current assets were located in the United States of America and Canada, respectively.
Recent Developments
Business Combinations
On May 4, 2026, the Company entered into a merger agreement pursuant to which the Company will acquire 100% of Mirantis, a US-based cloud software and services provider, as part of a business combination transaction. The transaction is subject to certain customary termination rights and the satisfaction of certain customary closing conditions, including regulatory approvals. The aggregate consideration payable by the Company under the merger agreement is approximately $625 million payable at closing through the issuance of a fixed number of the Company's Ordinary shares determined at signing, provided that a portion of the consideration (currently estimated to be approximately 10%) is payable in cash to holders of shares of Mirantis capital stock that are unaccredited investors.
On May 7, 2026, the Group entered into a sale and purchase agreement for the acquisition of 100% of Ingenostrum, S.L. (trading as Nostrum Group), a Spanish data center developer. The transaction is subject to the satisfaction of certain closing conditions. The aggregate consideration payable by the Group is approximately EUR 165 million, subject to adjustment, comprised of approximately 65% in cash and 35% in the form of the Company’s Ordinary shares and subject to a customary post-closing adjustment. The acquisition will expand the Group’s footprint to Europe with the addition of approximately 490MW of power capacity in Spain and an additional global development pipeline, and adds strategic development, engineering, construction, and operations capability in support of its global AI Cloud Services strategy.
See “Part II. Item 5. Other Information” in this Quarterly Report for additional information.
Hardware Purchases
On March 4, 2026, the Group and Dell Canada Inc. (“Dell Canada”) entered into purchase documentation (the “Dell Canada Purchase Agreement”) pursuant to which Dell Canada will supply to the Group GPUs and ancillary products and services, scheduled to be delivered in phases during the second half of calendar year 2026, for an aggregate purchase price of approximately $2.3 billion payable in installments within 30 days of each tranche shipping, subject to rights to adjust the price based on independent review due to certain cost increases.
On March 4, 2026, the Group and Dell Marketing L.P. (“Dell USA”) entered into purchase documentation (the “Dell USA Purchase Agreement” and, together with the Dell Canada Purchase Agreement, the “Dell Purchase Agreements”) pursuant to which Dell USA will supply to the Group GPUs and ancillary products and services, scheduled to be delivered in phases during the second half of calendar year 2026, for an aggregate purchase price of approximately $1.2 billion payable in installments within 30 days of each tranche shipping, subject to rights to adjust the price based on independent review due to certain cost increases.
The Dell Purchase Agreements contain customary representations, warranties, covenants, indemnities and termination rights. The Company has agreed to unconditionally guarantee the obligations of IE CA Leasing and IE US Hardware 1 under the Dell Purchase Agreements.
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

Factors Affecting Our Performance
Our performance is currently driven by two principal businesses: AI Cloud Services, which is the strategic focus of the Group and is expected to become the main driver of our growth; and Bitcoin mining, which continues to generate a substantial portion of our revenue, but is expected to reduce over time. Near-term results continue to be affected by the market value of Bitcoin, global network hashrate and mining difficulty, our hashrate capacity and mining fleet efficiency, and our cost of electricity and the transition to AI Cloud Services. As we continue to expand our AI Cloud Services business, our performance will also increasingly depend on our ability to secure customers on commercially reasonable terms, obtain GPUs and other equipment, develop and construct data centers on time and within budget, secure sufficient power and timely grid connections, energize sites on schedule, and compete effectively in the rapidly evolving AI Cloud Services market.
Ability to Secure Customers
Our growth strategy includes continuing to expand our AI Cloud Services business. We believe our vertically integrated platform, including our existing infrastructure and expertise, will allow us to continue to expand our offerings and target a range of customers across various sectors. As we enter into new markets for HPC and AI services, we will face new sources of competition, new business models and new customer relationships.
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
Ability to Secure GPUs and Other Equipment
Our ability to expand our AI Cloud Services business depends in part on our ability to source GPUs and other hardware and equipment on acceptable terms and in a timely manner. The market for GPUs and related equipment remains highly competitive and supply constrained, and demand from hyperscalers and other cloud providers and consumers may limit availability, extend lead times and increase prices. Delays in obtaining GPUs, networking equipment, transformers, switchgear, cooling equipment or other critical components could delay installation, commissioning and revenue generation.
Ability to Develop, Construct and Commission Data Centers
Our ability to design, develop, construct and commission data center capacity on time and on budget will affect the expansion of our AI Cloud Services business. The development and construction of data centers is complex and subject to delays arising from permitting, design changes, labor availability, contractor performance, supply chain constraints, delivery of critical equipment, weather, site conditions and other execution challenges. If we are unable to complete construction, commissioning and customer deployment on the timelines we expect, our ability to generate AI Cloud revenue and our operating results may be adversely affected.
Ability to Secure Low-Cost Electricity and Timely Grid Connections
AI Cloud Services and Bitcoin mining consume extensive energy, including for both the computing and cooling aspects of our operations. We believe that access to reliable, cost-effective power and timely grid connections is a critical factor affecting both our AI Cloud Services business and our Bitcoin mining business. As demand for HPC and AI services increases, and as the Bitcoin network becomes more difficult due to higher global hashrate, the importance of access to power, cost effectiveness and the timing of energization is expected to increase.
Our performance depends not only on the price we pay for electricity, but also on our ability to secure additional power capacity and have sites energized on schedule. Delays in transmission upgrades, interconnection studies, utility approvals, load ramp requirements or energization milestones could delay commissioning of data center capacity and associated customer deployments. In Texas, changes to ERCOT interconnection requirements and approval processes for large electrical loads, including the batching of multiple large load interconnection requests to determine system impacts and transmission needs, may affect the timing and certainty of interconnections and energization for our projects.
The price we pay for electricity depends on numerous factors including sources of generation, the regulatory environment, electricity market structure, commodity prices, transmission cost allocation, instantaneous supply/demand balances, counterparty and procurement method. These factors may be subject to change over time and result in increased power costs. Governmental and regulatory actions affecting renewable power development, large load interconnections or electricity supply to data center operators could also limit the availability of, or increase the costs we incur for, electricity in certain markets.
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
Competitive Environment
We compete in AI Cloud Services with hyperscalers, neocloud providers and other large and well-capitalized operators. Competition in AI Cloud Services may affect our ability to secure customers, pricing, contract terms, utilization and returns on invested capital. Larger and more established providers may have greater access to GPUs, power, development sites, customers, engineering resources and financing, which could make our ability to compete more difficult. We also compete with a variety of Bitcoin miners globally, including individual hobbyists, mining pools and public and private companies. In Bitcoin mining, increasing competition generally leads to an increase in global hashrate, which generally reduces the percentage share of fixed Bitcoin network rewards that miners, including us, earn. Accordingly, competition across both businesses is an important factor affecting our performance.
Inflation and Macroeconomic Risk
Global economic and geopolitical conditions have been increasingly volatile due to factors such as trade restrictions, inflation, rising interest rates and supply chain disruptions, heightened geopolitical tensions, armed conflicts and the potential for further armed conflict, which may impact global supply chains, energy markets and the availability and cost of critical infrastructure and technology components. The impacts of inflation have resulted in increased operating expenses as we grow and develop our managerial, operational and financial resources and systems, consistent with its impact on the general economy. If our costs, in particular labor, information systems, technology, hardware and utilities costs, were to become subject to significant inflationary pressures, we might not be able to effectively mitigate such higher costs. In addition, inflation and broader macroeconomic conditions may impact our ability to obtain sufficient financing for future capital expenditures and at a price that is acceptable. Our inability or failure to do so could adversely affect our business, financial condition, and results of operations.
Bitcoin Mining
While we expect our primary revenue source in the near term to be AI Cloud Services, we currently continue to derive a substantial portion of our revenue from Bitcoin mining. As a result, our operating and financial results remain affected by the market value of Bitcoin, global network hashrate and mining difficulty, our hashrate capacity, the efficiency of our mining fleet and our cost of electricity.
Because the rewards we earn from mining Bitcoin are paid in Bitcoin, fluctuations in the value of Bitcoin directly affect our revenue and margins. In addition, changes in global hashrate affect mining difficulty and therefore the rewards we earn from mining Bitcoin. The periodic halving of Bitcoin block rewards also reduces the Bitcoin earned relative to hashrate capacity over time.
The transition from Bitcoin mining to AI Cloud Services may require the displacement of additional Bitcoin mining hardware and significant retrofit or replacement of data center infrastructure, which could result in additional impairment expenses and capital expenditures during the transition period. In addition, as we transition from Bitcoin mining to AI Cloud Services, we expect that revenue derived from Bitcoin mining will decline, and such decline could be material.

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
Key Indicators of Performance and Financial Condition
Key operating and financial metrics that we use, in addition to our GAAP unaudited condensed consolidated financial statements, to assess the performance of our business are set forth below for the three and nine months ended March 31, 2026 and 2025, include:
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

The following table shows a reconciliation of net income (loss) to EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	($ thousands)	($ thousands)	($ thousands)	($ thousands)
Net income (loss)	(247,827)	(16,144)	(18,622)	(89,735)
Income tax expense (benefit)	(6,259)	5,038	1,907	9,325
Finance expense	14,837	4,119	34,785	5,863
Interest income	(21,799)	(1,925)	(44,702)	(5,801)
Depreciation and amortization	121,245	47,311	305,647	117,319
EBITDA	(139,803)	38,399	279,015	36,971

Revenue	144,795	144,823	569,782	313,731

Net income (loss) margin (1)	(171%)	(11%)	(3%)	(29%)

EBITDA margin (2)	(97%)	27%	49%	12%
Add (deduct) the following:
Unrealized (gain) loss on financial instruments	23,700	37,900	(533,942)	70,200
Debt conversion inducement expense (3)	-	-	111,799	-
(Increase) decrease in fair value of assets held for sale (4)	2,035	95	8,484	2,161
Stock-based compensation expense	31,487	7,770	162,123	23,929
Impairment of assets (5)	140,411	-	188,423	6,942
Foreign exchange (gain) loss	1,865	318	5,369	3,691
Other one-off income (6)	-	-	-	(1,699)
(Gain) loss on disposal of property, plant and equipment	(234)	(1,526)	(228)	(1,678)
Other expense items (7)	-	137	5,468	7,492
Adjusted EBITDA	59,461	83,093	226,511	148,009
Adjusted EBITDA margin (8)	41%	57%	40%	47%
____________________
(1)Net income (loss) margin is calculated as Net income (loss) divided by Revenue.
(2)EBITDA margin is calculated as EBITDA divided by Revenue.
(3)Debt conversion inducement expense of $111.8 million for the nine months ended March 31, 2026. See “Results of Operations—Comparison of the nine months ended March 31, 2026 and 2025 —Debt conversion inducement expense” for further information on Debt conversion inducement expense.
(4)(Increase) decrease in fair value of assets held for sale for the three months ended March 31, 2026 and 2025 was $2.0 million and $0.1 million, respectively, and $8.5 million and $2.2 million for the nine months ended March 31, 2026 and 2025, respectively. See “Results of Operations—Comparison of the three months ended March 31, 2026 and 2025 —Increase (decrease) in fair value of assets held for sale ” and “Results of Operations—Comparison of the nine months ended March 31, 2026 and 2025 —Increase (decrease) in fair value of assets held for sale” for further information.
(5)Impairment of assets for the three months ended March 31, 2026 and 2025, was $140.4 million and $— million, respectively, and $188.4 million and $6.9 million for the nine months ended March 31, 2026 and 2025, respectively. See “Results of Operations—Comparison of the three months ended March 31, 2026 and 2025 —Impairment of assets” and “Results of Operations—Comparison of the nine months ended March 31, 2026 and 2025 —Impairment of assets” for further information.

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

Results of Operations
The following table summarizes our results of operation, disclosed in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2026 and 2025.

		Three Months Ended March 31,		Nine Months Ended March 31,
		2026	2025	2026	2025
		($ thousands)	($ thousands)	($ thousands)	($ thousands)
Revenue:
Bitcoin mining revenue		$111,160	$141,242	$511,502	$304,300
AI Cloud Services revenue		33,635	3,581	58,280	9,431
Total revenue		144,795	144,823	569,782	313,731

Cost of revenue (exclusive of depreciation and amortization shown below):
Bitcoin mining		(35,336)	(41,615)	(178,649)	(105,261)
AI Cloud Services		(4,597)	(336)	(7,720)	(843)
Total cost of revenue		(39,933)	(41,951)	(186,369)	(106,104)

Operating (expenses) income:
Selling, general and administrative expenses		(81,750)	(29,097)	(320,864)	(83,161)
Depreciation and amortization		(121,245)	(47,311)	(305,647)	(117,319)
Impairment of assets		(140,411)	—	(188,423)	(6,942)
Gain (loss) on disposal of property, plant and equipment		234	1,526	228	1,678
Other operating expenses		(39)	(1,865)	(5,507)	(10,264)
Other operating income		4,826	3,090	10,469	7,820
Total operating (expenses) income		(338,385)	(73,657)	(809,744)	(208,188)
Operating (loss) income		(233,523)	29,215	(426,331)	(561)

Other (expense) income:
Finance expense		(14,837)	(4,119)	(34,785)	(5,863)
Interest income		21,799	1,925	44,702	5,801
Increase (decrease) in fair value of assets held for sale		(2,035)	(95)	(8,484)	(2,161)
Realized gain (loss) on financial instruments		—	—	(8,666)	(4,215)
Unrealized gain (loss) on financial instruments		(23,700)	(37,900)	533,942	(70,200)
Debt conversion inducement expense	—	—	—	(111,799)	—
Foreign exchange gain (loss)		(1,865)	(318)	(5,369)	(3,691)
Other non-operating income		75	186	75	480
Total other (expense) income		(20,563)	(40,321)	409,616	(79,849)

Income (loss) before taxes		(254,086)	(11,106)	(16,715)	(80,410)
Income tax (expense) benefit		6,259	(5,038)	(1,907)	(9,325)
Net income (loss)		$(247,827)	$(16,144)	$(18,622)	$(89,735)
Comparison of the three months ended March 31, 2026 and 2025
Bitcoin mining revenue
Our Bitcoin mining revenue for the three months ended March 31, 2026 and 2025, was $111.2 million and $141.2 million, respectively. This revenue was generated from the mining and sale of 1,450 and 1,514 Bitcoin during the three months ended March 31, 2026 and 2025, respectively. The decrease in revenue is primarily due to lower average Bitcoin price, which reduced revenue by $25.8 million, and a decrease in total Bitcoin mined, which reduced revenue by $4.2 million during the three months ended March 31, 2026. The decrease in Bitcoin mined reflects an increase in the implied global hashrate, partly offset by growth in our average operating hashrate. Our average operating hashrate increased to 36.0 EH/s for the three months ended March 31, 2026 as compared to 29.4 EH/s for the three months ended March 31, 2025.
AI Cloud Services revenue
Our AI Cloud Services revenue for the three months ended March 31, 2026 and 2025, was $33.6 million and $3.6 million, respectively. This increase was primarily due to an increase in AI Cloud Services customers and contracts, as a result of continued capacity expansion.
Cost of revenue - Bitcoin mining (exclusive of depreciation and amortization)
Cost of revenue - Bitcoin mining consist of electricity charges, employee benefits, and other direct expenses incurred in generating Bitcoin mining revenue. Cost of revenue - Bitcoin mining for the three months ended March 31, 2026 and 2025 was $35.3 million and $41.6 million, respectively. This decrease was primarily due to a $8.7 million decrease in electricity costs, due primarily to lower electricity spot prices during the three months ended March 31, 2026, offset by a $1.8 million increase in employee benefits as a result of increased site headcount.
Cost of revenue - AI Cloud Services (exclusive of depreciation and amortization)
Cost of revenue - AI Cloud Services consist of electricity charges, employee benefits, and other direct expenses incurred in generating AI Cloud Services. Cost of revenue - AI Cloud Services for the three months ended March 31, 2026 and 2025 was $4.6 million and $0.3 million, respectively. This increase was primarily due to an increase in employee benefits as a result of increased headcount, as well as continued capacity expansion.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of employee benefits expense, RECs, site expenses (including property taxes), repairs and maintenance, stock-based compensation and professional fees, among other expenses. Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 was $81.7 million and $29.1 million, respectively. This increase includes a $3.3 million increase in accrued payroll tax expense relating to stock-based compensation awards, a $6.3 million increase in employee benefits expense related to a rise in the employee headcount as a result of expansion of business operations, a $0.4 million increase in the consumption of RECs as a result of higher operating capacity at the Childress site and a $23.7 million increase in stock-based compensation expense. The increase in stock-based compensation expense is primarily related to the amortization of certain stock-based payment awards modified and awarded in the fourth quarter of the fiscal year 2025, and the amortization of RSUs issued to employees and directors during the first quarter of the fiscal year 2026. The increase in selling, general and administrative expenses also included a $1.5 million increase in professional fees, an $8.2 million increase in sponsorships and marketing, a $3.8 million increase in non-refundable provincial sales tax, and a $0.5 million increase in property taxes as a result of the expansion of our business operations and ongoing expenses as a publicly listed company.
Depreciation and amortization
Depreciation and amortization consist primarily of the depreciation of Bitcoin mining hardware, GPU hardware and data centers. Depreciation expense for the three months ended March 31, 2026 and 2025 was $121.2 million and $47.3 million respectively. This increase was primarily due to higher operating capacity at Childress compared to the three months ended March 31, 2025, and additional GPUs placed into service during the nine months ended March 31, 2026.
Impairment of assets
Impairment of assets for the three months ended March 31, 2026 and 2025 was $140.4 million and nil, respectively. The impairment for the three months ended March 31, 2026 relates to Bitcoin miners, as well as certain IT and electrical equipment in Childress and British Columbia. This primarily reflects assets displaced from the Group’s data centers as part of the Group’s strategic focus on expanding its AI Cloud Services. Management performed an impairment assessment as of March 31, 2026, resulting in a charge to reduce their carrying amount to estimated fair value. See Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.

Gain (loss) on disposal of property, plant and equipment
The net gain (loss) on disposal of property and equipment for the three months ended March 31, 2026 and 2025 was $0.2 million and $1.5 million, respectively. The net gain during the three months ended March 31, 2026 and 2025 primarily relates to the gain recorded on the disposal of Bitcoin mining hardware.
Other operating expenses
Other operating expenses for the three months ended March 31, 2026 and 2025 was $0.0 million and $1.9 million, respectively. During the three months ended March 31, 2025, we incurred a $1.9 million provision for non-refundable GST, which was subsequently released during the year ended June 30, 2025.
Other operating income
Other operating income for the three months ended March 31, 2026 and 2025 was $4.8 million and $3.1 million, respectively. This increase is primarily due to a $1.1 million increase in demand response program income at the Group’s site at Childress during the three months ended March 31, 2026.
Finance expense
Finance expense for the three months ended March 31, 2026 and 2025 was $14.8 million and $4.1 million, respectively. The increase was primarily related to a higher principal amount of outstanding convertible notes and interest expense on lease liabilities during the three months ended March 31, 2026.
Interest income
Interest income for the three months ended March 31, 2026 and 2025 was $21.8 million and $1.9 million, respectively. The increase in interest income was primarily related to an increase in average cash and cash equivalents balance in the quarter ended March 31, 2026 as compared to the quarter ended March 31, 2025.
Increase (decrease) in fair value of assets held for sale
Increase (decrease) in fair value of assets held for sale for the three months ended March 31, 2026 and 2025 was $(2.0) million and $(0.1) million, respectively. This decrease was related to a larger decrease in fair value of Bitcoin miners held for sale at March 31, 2026, as compared to the decrease in fair value of Bitcoin miners held for sale as at March 31, 2025. Refer to Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on financial instruments for the three months ended March 31, 2026 and 2025 was $(23.7) million and $(37.9) million, respectively. The unrealized gain (loss) during the three months ended March 31, 2026 related to the changes in fair value of the Capped Call Transactions, while the unrealized gain (loss) during the three months ended March 31, 2025 related to the changes in fair value of the Capped Call Transactions and Prepaid Forward Transactions. Refer to Notes 8 and 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Foreign exchange gain (loss)
Foreign exchange gain (loss) for the three months ended March 31, 2026 and 2025 was $(1.9) million and $(0.3) million, respectively. The increase in the loss was primarily related to foreign exchange movements in the translation of monetary assets and liabilities held in currencies other than the functional currency of the company holding the monetary asset or liability.

Income tax (expense) benefit
Income tax (expense) benefit for the three months ended March 31, 2026 and 2025 was a benefit of $6.3 million and expense of $(5.0) million, respectively. The movement was primarily driven by changes in permanent differences and other discrete items between the two reporting periods.
Net income (loss)
Net income (loss) for the three months ended March 31, 2026 and 2025 was $(247.8) million and $(16.1) million respectively. The increase in net loss is primarily attributable to the increase in Selling, general and administrative expenses, Depreciation and amortization, Impairment of assets and Finance expense, and decrease in Total revenue during the three months ended March 31, 2026, offset by the decrease in Unrealized loss on financial instruments and increase in Interest income.
Comparison of the nine months ended March 31, 2026 and 2025
Bitcoin mining revenue
Our Bitcoin mining revenue for the nine months ended March 31, 2026 and 2025, was $511.5 million and $304.3 million, respectively. This revenue was generated from the mining and sale of 5,153 and 3,674 Bitcoin during the nine months ended March 31, 2026 and 2025, respectively. The increase in revenue is primarily driven by higher average Bitcoin price, which increased revenue by $65.2 million and an increase in total Bitcoin mined, which increased revenue by $142.1 million during the nine months ended March 31, 2026. The increase in Bitcoin mined reflected the growth in our average operating hashrate, which was partially offset by the increase in the implied global hashrate. Our average operating hashrate increased to 41.4 EH/s for the nine months ended March 31, 2026 as compared to 21.4 EH/s for the nine months ended March 31, 2025.
AI Cloud Services revenue
Our AI Cloud Services revenue for the nine months ended March 31, 2026 and 2025, was $58.3 million and $9.4 million, respectively. This increase was primarily due to an increase in AI Cloud Services customers and contracts, as a result of continued capacity expansion.
Cost of revenue - Bitcoin mining (exclusive of depreciation and amortization)
Cost of revenue - Bitcoin mining consist of electricity charges, employee benefits, and other direct expenses incurred in generating Bitcoin mining revenue. Cost of revenue - Bitcoin mining for the nine months ended March 31, 2026 and 2025 was $178.6 million and $105.3 million, respectively. The increase was primarily due to a $66.2 million increase in electricity costs, in line with the increase in average operating hashrate during the same period and a $5.4 million increase in employee benefits as a result of increased site headcount.
Cost of revenue - AI Cloud Services (exclusive of depreciation and amortization)
Cost of revenue - AI Cloud Services consist of electricity charges, employee benefits, and other direct expenses incurred in generating AI Cloud Services. Cost of revenue - AI Cloud Services for the nine months ended March 31, 2026 and 2025 was $7.7 million and $0.8 million, respectively. This increase was primarily due to an increase in employee benefits as a result of increased headcount, as well as continued capacity expansion.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of employee benefits expense, RECs, site expenses (including property taxes), repairs and maintenance, stock-based compensation and professional fees, among other expenses. Selling, general and administrative expenses for the nine months ended March 31, 2026 and 2025 was $320.9 million and $83.2 million, respectively. This increase includes a $41.3 million increase in accrued payroll taxes relating to stock-based compensation awards, a $13.3 million increase in employee benefits expense primarily related to the increase in employee headcount as a result of expansion of business operations, a $3.9 million increase in the consumption of RECs as a result of higher operating capacity at Childress site and a $138.2 million increase in stock-based compensation expense. The increase in stock-based compensation expense is primarily related to the September and October 2025 vesting of certain market-based RSUs and stock options and the resulting accelerated recognition of the remaining unrecognized compensation cost, the amortization of certain stock-based payment awards modified and awarded in the fourth quarter of the fiscal year 2025, and the amortization of RSUs issued to employees and directors during the nine months ended March 31, 2026. The increase in selling, general and administrative expenses also included a $11.2 million increase in professional fees, a $11.9 million increase in sponsorships and marketing, a $2.1 million increase in insurance costs, a $5.0 million increase in non-refundable provincial sales tax, and a $3.4 million increase in property taxes as a result of the expansion of our business operations and ongoing expenses as a publicly listed company.
Depreciation and amortization
Depreciation and amortization consist primarily of the depreciation of Bitcoin mining hardware, GPU hardware and data centers. Depreciation expense for the nine months ended March 31, 2026 and 2025 was $305.6 million and $117.3 million respectively. This increase was primarily due to higher operating capacity at Childress compared to the nine months ended March 31, 2025, and additional GPUs placed into service during the nine months ended March 31, 2026.
Impairment of assets
Impairment of assets for the nine months ended March 31, 2026 and 2025 was $188.4 million and $6.9 million, respectively. The impairment for the nine months ended March 31, 2026 relates to Bitcoin miners, as well as certain IT and electrical equipment in Childress and British Columbia. This primarily reflects assets displaced from the Group’s data centers as part of the Group’s strategic focus on expanding its AI Cloud Services. Management performed an impairment assessment as of March 31, 2026, resulting in a charge to reduce their carrying amount to estimated fair value. The impairment during the nine months ended March 31, 2025 relates to S19j Pro miners prior to classification as held for sale. Refer to Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.

Gain (loss) on disposal of property, plant and equipment
The net gain (loss) on disposal of property and equipment for the nine months ended March 31, 2026 and 2025 was $0.2 million and $1.7 million, respectively. The net gain during the nine months ended March 31, 2025 relates to the gain recorded on the disposal of Bitcoin mining hardware.
Other operating expenses
Other operating expenses for the nine months ended March 31, 2026 and 2025 was $5.5 million and $10.3 million, respectively. During the nine months ended March 31, 2026, we incurred $5.5 million in transaction costs relating to the 2031 Capped Call Transactions, 2032 Capped Call Transactions and 2033 Capped Call Transactions. During the nine months ended March 31, 2025 we incurred a $1.7 million loss on theft of mining hardware in transit, $1.5 million in transaction costs relating to the 2030 Capped Call Transactions and a $7.1 million provision for non-refundable GST, which was subsequently released during the year ended June 30, 2025.
Other operating income
Other operating income for the nine months ended March 31, 2026 and 2025 was $10.5 million and $7.8 million, respectively. This increase is primarily due to a $3.7 million increase in demand response program income at the Group’s site at Childress during the nine months ended March 31, 2026, offset by $1.7 million insurance income received during the nine months ended March 31, 2025, in relation to theft of mining hardware in transit.
Finance expense
Finance expense for the nine months ended March 31, 2026 and 2025 was $34.8 million and $5.9 million, respectively. The increase was primarily related to a larger principal amount of outstanding convertible notes and interest expense on lease liabilities during the nine months ended March 31, 2026.
Interest income
Interest income for the nine months ended March 31, 2026 and 2025 was $44.7 million and $5.8 million, respectively. The increase in interest income was primarily related to an increase in average cash and cash equivalents balance for the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025, as a result of the convertible notes and Ordinary shares issued between the nine months ended March 31, 2026 and nine months ended March 31, 2025, respectively.
Increase (decrease) in fair value of assets held for sale
Increase (decrease) in fair value of assets held for sale for the nine months ended March 31, 2026 and 2025 was $(8.5) million and $(2.2) million, respectively. This decrease was related to a larger decrease in fair value of Bitcoin miners held for sale as at March 31, 2026, compared to the decrease in fair value of Bitcoin miners held for sale as at March 31, 2025. Refer to Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Realized gain (loss) on financial instruments
Realized gain (loss) recorded on financial instruments for the nine months ended March 31, 2026 and 2025 was $(8.7) million and $(4.2) million, respectively. Realized gain (loss) on financial instruments represents the loss on the electricity purchased and subsequently resold under a power supply agreement at the Group’s Childress site during the nine months ended March 31, 2025 and the loss on expired Bitcoin purchase options during the nine months ended March 31, 2026. Refer to Notes 8 and 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on financial instruments for the nine months ended March 31, 2026 and 2025 was $533.9 million and $(70.2) million, respectively. The unrealized gain (loss) during the nine months ended March 31, 2026 related to the changes in fair value of the Capped Call Transactions and Prepaid Forward Transactions. Refer to Notes 8 and 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Debt conversion inducement expense
Debt conversion inducement expense for the nine months ended March 31, 2026 and 2025 was $111.8 million and nil, respectively. The increase was primarily related to the induced conversion of a portion of the 2030 Convertible Notes and the 2029 Convertible Notes. Refer to Note 16 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Foreign exchange gain (loss)
Foreign exchange gain (loss) for the nine months ended March 31, 2026 and 2025 was $(5.4) million and $(3.7) million, respectively. The increase in the loss was primarily related to foreign exchange movements in the translation of monetary assets and liabilities held in currencies other than the functional currency of the company holding the monetary asset or liability.
Income tax (expense) benefit
Income tax (expense) benefit for the nine months ended March 31, 2026 and 2025 was an expense of $(1.9) million and $(9.3) million, respectively. The movement was primarily driven by changes in permanent differences and other discrete items between the two reporting periods.
Net income (loss)
Net income (loss) for the nine months ended March 31, 2026 and 2025 was $(18.6) million and $(89.7) million respectively. The decrease in net income (loss) is primarily attributable to the increase in Unrealized gain on financial instruments and Total revenue, offset by the increase in Selling, general and administrative expenses, Depreciation and amortization, Impairment of assets and Debt conversion inducement expense during the nine months ended March 31, 2026.

Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $2,213.3 million. For the nine months ended March 31, 2026, we had net income (loss) of $(18.6) million and net operating cash inflow of $289.3 million.
Our primary sources of liquidity and capital during the nine months ended March 31, 2026, included available cash and cash equivalents, proceeds from sales under our at-the-market facility, proceeds from issuances of convertible notes, equipment financing, and cash inflows from operations. Our primary cash requirements have been for capital needs to support capital expenditure for our data center platform, and the purchase of GPUs, as well as investments in growth and development initiatives.
Based on our current operating plans and business conditions, we believe that our existing cash and cash equivalents, expected cash flows from operations and proceeds from future financing activities will be sufficient to satisfy our anticipated liquidity requirements for the next 12 months and for the reasonably foreseeable future.
Our liquidity outlook could be adversely affected by events that materially reduce our access to the capital markets or impair our production capabilities, including, but not limited to, our ability to maintain our existing operations, failure to effectively execute our growth strategies, the impact of Bitcoin halving events, significant increases in electricity costs not accompanied by corresponding increases in the price of Bitcoin, falling GPU rental rates, counterparty risks for AI Cloud contracts, and broader deteriorating macroeconomic conditions. Furthermore, we have generated significant negative cash flows from investing activities as we continue to support the growth of our AI Cloud Services segment. As part of this strategy, we are transitioning our British Columbia sites to support AI Cloud, while continuing to advance development and expansion initiatives across our broader data center portfolio. We anticipate making significant investments for the foreseeable future, including capital requirements associated with the Microsoft Agreement (see “Overview—AI Cloud Services”), which includes GPU acquisitions and the development of the “Horizon 1,” “Horizon 2,” “Horizon 3” and “Horizon 4” data center facilities. We also expect to continue progressing development activities at other sites to support this transition and broader growth plan. We expect these and other planned investments to require substantial additional capital to support the continued expansion in this segment.
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
At-the-market facilities
We are party to an At Market Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co., Compass Point Research & Trading, LLC, Canaccord Genuity LLC, Citigroup Global Markets, Roth Capital Partners, LLC and Macquarie Capital (USA) Inc, to which Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC and Jefferies LLC were joined on March 4, 2026. Pursuant to the Sales Agreement, we may offer and sell our Ordinary shares from time to time in an amount not to exceed the lesser of the amount registered on an effective registration statement and for which we have filed a prospectus, and the amount authorized from time to time to be issued and sold under the Sales Agreement by the Board. As a result, we may increase the amount of our Ordinary shares that may be sold from time to time pursuant to the Sales Agreement in accordance with the terms of the Sales Agreement.
On March 4, 2026, the Company filed a new prospectus supplement superseding and replacing the previously filed prospectus supplement relating to the offer and sale of up to $6,000,000,000 of its Ordinary shares under the Sales Agreement. As of April 30, 2026, the Company has issued 24,734,805 Ordinary shares under the new prospectus supplement at varying prices generating an aggregate of approximately $1,063,505,000 in gross proceeds. The total number of Ordinary shares outstanding as of April 30, 2026, was 357,378,674.
Convertible notes
On October 14, 2025, we issued $1 billion aggregate principal amount of the 2031 Convertible Notes. The 2031 Convertible Notes will mature on July 1, 2031, unless earlier converted or redeemed or repurchased by us. As of March 31, 2026, there was $1 billion aggregate principal amount of 2031 Convertible Notes outstanding.
On December 8, 2025, we issued $1.15 billion aggregate principal amount of the 2032 Convertible Notes and $1.15 billion aggregate principal amount of the 2033 Convertible Notes. The 2032 Convertible Notes will mature on June 1,

2032, unless earlier converted or redeemed or repurchased by us, and the 2033 Convertible Notes will mature on June 1, 2033, unless earlier converted or redeemed or repurchased by us. As of March 31, 2026, there was $1.15 billion aggregate principal amount of 2032 Convertible Notes outstanding and $1.15 billion aggregate principal amount of the 2033 Convertible Notes outstanding.
In connection with each of the 2031 Convertible Notes offering, the 2032 Convertible Notes offering and the 2033 Convertible Notes offering (together, the “Convertible Notes”), we entered into Capped Call Transactions. The Capped Call Transactions are expected generally to reduce potential dilution to our Ordinary shares upon any conversion of each series of the Convertible Notes and/or offset any payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Call Transactions will expire upon the maturity of the relevant series of Convertible Notes.
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
See our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025 for additional details on the terms of the Convertible Notes and Capped Call Transactions.
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
Off-Balance Sheet Arrangements
As of March 31, 2026, there have been no material changes to our off-balance sheet arrangements as reported under Item 7 in the Annual Report.
Historical Cash Flows
The following table sets forth a summary of our historical cash flows for the nine months ended March 31, 2026 and 2025 presented.

	Nine Months Ended March 31,
	2026	2025
	($ thousands)	($ thousands)
Net cash from (used in) operating activities	289,326	142,745
Net cash from (used in) investing activities	(2,608,931)	(1,010,311)
Net cash from (used in) financing activities	3,968,769	648,811
Net cash and cash equivalents increase/(decrease)	1,649,164	(218,755)
Cash and cash equivalents at the beginning of the period	564,526	404,601
Effects of exchange rate changes on cash and cash equivalents	(416)	(1,513)
Net cash and cash equivalents at the end of the period	$2,213,274	$184,333
Operating activities
Our net cash from operating activities was $289.3 million for the nine months ended March 31, 2026, compared to net cash from operating activities of $142.7 million for the nine months ended March 31, 2025.

Our net cash from (used in) operating activities was $289.3 million for the nine months ended March 31, 2026, compared to net income (loss) of $(18.6) million. The difference in net income (loss) to net cash from (used in) operating activities primarily reflects non-cash adjustments of $264.1 million, which is driven by unrealized (gain) loss on financial instruments of $(533.9) million, debt conversion inducement expense of $111.8 million, depreciation and amortization of $305.6 million, stock-based compensation expense of $162.1 million, and impairment of assets of $188.4 million. Other non-cash items, including realized gain (loss) on financial instruments, foreign exchange (gain) loss, amortization of debt issuance costs, change in fair value of assets held for sale and (gain) loss on disposal of property, plant and equipment, collectively contributed $30.0 million. Refer to “—Results of Operations” for further detail of associated costs.
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
Changes in operating assets and liabilities resulted in a net cash increase of $43.9 million, primarily due to an increase in tax related liabilities of $0.2 million, an increase in accounts payable and accrued liabilities of $6.9 million, an increase in other liabilities of $44.8 million reflecting an increase in accrued payroll taxes on stock-based compensation, and an increase in deferred revenue of $119.5 million from AI Cloud Services contracts. This was partly offset by increases in accounts receivable and other receivables of $92.4 million related to AI Cloud Services contracts, and a $32.0 million increase in prepayments and deposits reflecting an increase in computer hardware prepayments and deposits for land options and other deposits.
Investing activities
Our net cash used in investing activities was $2,608.9 million for the nine months ended March 31, 2026, compared to net cash used in investing activities of $1,010.3 million for the nine months ended March 31, 2025. For the nine months ended March 31, 2026, the increase in cash outflows of $1,598.7 million was attributable to an increase in payments for computer hardware, payments for property, plant and equipment, net of computer hardware and payments for intangible assets for connection rights and land purchase options acquired in the nine months ended March 31, 2026.
The payments for computer hardware of $685.8 million relates to GPU and mining hardware. The payment for property, plant and equipment net of computer hardware of $1,669.2 million primarily relates to the continuing expansion of our data center capacity at Childress, including Horizons 1-4, and at the Sweetwater 1 and Sweetwater 2 sites as well as the transition of the British Columbia data centers to AI Cloud.
Financing activities
Net cash from financing activities was $3,968.8 million for the nine months ended March 31, 2026, compared to net cash from financing activities of $648.8 million for the nine months ended March 31, 2025. For the nine months ended March 31, 2026, our cash inflows comprised primarily of $3,299.6 million in proceeds from the issuance of convertible senior notes, $2,630.8 million from the issuance of Ordinary shares, and $6.6 million in proceeds from the exercise of options. These cash inflows were partially offset by offerings costs related to the at-the-market program of $24.0 million, payments made for entering into the Capped Call Transactions of $252.3 million, the aggregate induced conversion of the convertible notes of $1,623.5 million, payments for borrowing transaction costs of $51.5 million and repayment of finance lease liabilities of $17.6 million.
Contractual Obligations
As of March 31, 2026, the Group had commitments of $11,902.5 million, as compared to $368.8 million as of June 30, 2025. The increase in total commitments was primarily due to an increase in commitments related to our expansion into HPC and AI services and includes committed capital expenditure on computer hardware and infrastructure related to site development at Horizon 1-4 at the Childress site, the Sweetwater 1 and Sweetwater 2 sites and the transition of the British Columbia data centers to AI Cloud.
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
As of March 31, 2026, the Group had finance lease obligations primarily related to GPU hardware. We expect to make remaining payments under these finance leases of approximately $307.8 million over the remaining lease terms. Refer to Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: stock-based compensation expense, estimation of useful lives of assets, income taxes, impairment of long-lived assets, and loss contingencies. During the three months ended March 31, 2026, there were no changes to our critical accounting policies and estimates from those described in our Annual Report, except as mentioned in Note 2 — “Basis of presentation, summary of significant accounting policies and recent accounting pronouncements” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change to the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The lead plaintiffs then filed a second amended complaint on November 12, 2024. The second amended complaint, which has substantial similarities to the prior complaint, asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act, purportedly on behalf of a putative class of all persons and entities who purchased or otherwise acquired (a) Ordinary shares in the Company pursuant and/or traceable to the Company’s IPO and/or (b) Company securities between November 17, 2021 and November 1, 2022, both dates inclusive. It contended that certain statements made by the Company and certain of its officers and directors, including in the Company’s IPO Registration Statement and Prospectus, were allegedly false or misleading and sought unspecified damages on behalf of the putative class. On January 21, 2025, the Company served a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs served their opposition to the motion to dismiss on March 24, 2025, and the Company on May 9, 2025 served its reply in further support of its motion to dismiss. A hearing on the motion was held on February 4, 2026 and on February 18, 2026 the Court granted the motion to dismiss in full and dismissed the second amended complaint with prejudice.
On March 13, 2026 the lead plaintiffs filed a notice that they are appealing the Court’s decision to the U.S. Court of Appeals for the Third Circuit. The parties are awaiting the Court of Appeals to enter a schedule for briefing on the appeal. The Company’s position remains that these claims are without merit and intends to defend itself vigorously.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The disclosure set forth above under “Item 5. — Other Information” is incorporated herein by reference.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
Other Events

Mirantis Acquisition

On May 4, 2026, IREN, Mirantis and Kube Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of IREN (“Merger Sub”) entered into an agreement and plan of merger (the “Merger Agreement”). On the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Mirantis (the “Merger”), and upon consummation of the Merger (the “Closing”), Merger Sub will cease to exist and Mirantis will become a direct wholly-owned subsidiary of IREN.
On the terms and subject to the conditions set forth in the Merger Agreement, IREN has agreed to acquire Mirantis for aggregate consideration of 13,673,894 Ordinary shares (the “Aggregate Consideration”), except that holders of shares of Mirantis capital stock that are unaccredited investors will receive their pro rata share of the Aggregate Consideration in cash in lieu of Ordinary shares based on a $45.66 share price of the Ordinary shares (being the closing price of our Ordinary shares as of Friday, May 1, 2026).
At the Closing, each outstanding option to purchase shares of Mirantis common stock, $0.001 par value (“Mirantis Shares”) under Mirantis’ equity incentive plans (i) that is vested and exercisable as of the Closing will be converted (x) in the case of options held by current Mirantis employees, into a number of fully-vested restricted stock units in respect of Ordinary shares based on their pro rata share of the Aggregate Consideration, (y) in the case of options held by accredited investors who are not current Mirantis employees, into their pro rata share of the Aggregate Consideration in Ordinary shares or (z) in the case of options held by non-accredited investors who are not current Mirantis employees, into a right to receive their pro rata share of the Aggregate Consideration in cash in lieu of Ordinary shares, and (ii) that is unvested as of the Closing will be forfeited and cancelled in their entirety (except as otherwise agreed by the parties in the case of certain specified individuals who may receive unvested restricted stock units in respect of Ordinary shares (“IREN RSUs”), with such vesting conditions mutually agreed between the parties). Following the Closing, the parties will mutually cooperate to determine the transfer restrictions that will apply to the IREN RSUs.
The Merger Agreement contains customary representations and warranties from IREN, Mirantis and the Merger Sub and each of the foregoing has agreed to customary covenants, including, among others, covenants relating to the conduct of its business prior to the closing. In addition, under the terms of the Merger Agreement, IREN will be required to file a registration statement covering the resale of the Ordinary shares to be issued to eligible Mirantis stockholders in the Merger.
The Closing is subject to customary closing conditions, including (among others) (i) the adoption of the Merger Agreement by the holders of the requisite number of shares of Mirantis capital stock (the “Requisite Stockholder Vote”), (ii) expiration or early termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and the receipt of certain other regulatory approvals, (iii) the absence of any law or governmental order making illegal or prohibiting the consummation of the Merger and the transactions contemplated thereby or causing the Merger and the transactions contemplated thereby to be rescinded following their consummation, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to customary materiality qualifiers) of the other party, (v) performance in all material respects by the other party of its covenants under the Merger Agreement and (vi) the absence of any material adverse effect on Mirantis.
The Merger Agreement may be terminated by IREN or Mirantis under certain circumstances, including (among others) (i) by mutual written consent, (ii) by either IREN or Mirantis if the Closing has not occurred on or before August 3, 2026, subject to extension under certain circumstances, (iii) the non-terminating party breaches the Merger Agreement such that certain closing conditions would not be satisfied, subject to a cure period, (iv) any law or order permanently enjoining the consummation of the Merger and the transactions contemplated thereby becomes final and non-appealable, or (iv) by IREN if (x) the Mirantis Board modified the board recommendation or (y) Mirantis fails to timely deliver to IREN the written consents from IREN stockholders sufficient to satisfy the Requisite Stockholder Vote.
At the closing of the acquisition of Mirantis, IREN intends to issue up to 13,673,894 Ordinary shares to certain stockholders of Mirantis as partial consideration for the acquisition of Mirantis. The issuance of the Ordinary shares will be made in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act in light of the character and number of Mirantis security holders that will receive Ordinary shares as part of the acquisition consideration, the disclosure afforded to such security holders and the absence of any general solicitation or advertising in connection with the Transactions.
Nostrum Group Acquisition

On May 7, 2026, the Group entered into a sale and purchase agreement for the acquisition of 100% of Ingenostrum, S.L. (trading as Nostrum Group), a Spanish data center developer. The transaction is subject to the satisfaction of certain closing conditions. The aggregate consideration payable by the Group is approximately EUR 165 million, subject to adjustment, comprised of approximately 65% in cash and 35% in the form of the Company’s Ordinary shares and subject to customary post-closing adjustment. The issuance of the Ordinary shares will be made in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act in light of the character and number of Nostrum Group security holders that will receive Ordinary shares as part of the acquisition consideration, the disclosure afforded to such security holders and the absence of any general solicitation or advertising in connection with the transaction.
NVIDIA Private Placement

On May 7, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with NVIDIA Corporation (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell (the “Private Placement”) investment rights to purchase an aggregate of 30,000,000 Ordinary shares (the “Investment Rights”), subject to certain adjustments in accordance with the terms of the Investment Rights, in a private placement for aggregate gross proceeds of up to approximately $2.1 billion (if fully exercised and subject to any regulatory limitations). The Investment Rights will be exercisable at a purchase price of $70.00 per Ordinary share (the “Exercise Price”).
The Investment Rights will be exercisable in tranches that vest based on achieving certain volumes of deliveries of up to 600,000 NVIDIA GPUs, and may be exercised by the Purchaser at any time and from time to time on or after the issue date, subject to certain conditions, and will expire on May 7, 2031. Until the date that is six (6) months following the issue date, the Purchaser agrees that, without the prior written consent of the Company, it will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, either the Investment Rights or the Ordinary shares that may be purchased pursuant to those Investment Rights.
The Private Placement is exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The offer and sale of the Investment Rights and the Ordinary shares that may be purchased pursuant to those Investment Rights have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements of the Securities Act.
NVIDIA Cloud Services Agreement

On May 7, 2026, the Group entered into an agreement with NVIDIA Corporation (the “NVIDIA Cloud Services Agreement”), pursuant to which we will provide NVIDIA Corporation with dedicated GPU services at the Group’s data center facilities located in Childress, Texas over a five-year term. The GPU services will be made available to NVIDIA Corporation in three tranches targeted for deployment during 2027 (subject to extension in certain circumstances). The total contract value is approximately $3.4 billion through 2032. The GPU quantity and the estimated monthly payments are expected to be approximately equal across all three tranches.
The NVIDIA Cloud Services Agreement contains customary termination rights (including certain cure periods). The NVIDIA Cloud Services Agreement contains other customary provisions for an agreement of this nature, including service level commitments, service credits, representations and warranties, force majeure, indemnities and limitations of liability. The commencement of the parties’ obligations under the NVIDIA Cloud Services Agreement is subject to a delivery acceptance process.

The disclosure in this Item 5 will not be deemed an admission as to the materiality of any of the information included in this Item 5.

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

4.1*
Description of Securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, filed with the SEC on February 5, 2026).

10.1	Purchase Agreement, dated as of March 4, 2026, between IE CA Leasing Ltd. (a wholly owned subsidiary of IREN Limited) and Dell Canada Inc.

10.2#	Non-Cancellable Non-Returnable (NCNR) and Supplemental Terms Agreement, dated as of March 4, 2026, between IE CA Leasing Ltd. (a wholly owned subsidiary of IREN Limited) and Dell Canada Inc.

10.3#	Purchase Agreement, dated as of March 4, 2026, between IE US Hardware 4 Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P.

10.4#	Non-Cancellable Non-Returnable (NCNR) and Supplemental Terms Agreement, dated as of March 4, 2026, between IE US Hardware 4 Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P.

10.5#
Novation and Amendment Agreement, dated as of April 27, 2026, among Dell Marketing L.P., IE US Hardware 4 Inc. and IE US Hardware 1 Inc., to the Purchase Agreement, dated as of March 4, 2026, IE US Hardware 4, Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P.

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

IREN Limited

Date: May 7, 2026	By:	/s/ Daniel Roberts
Daniel Roberts
Co-Chief Executive Officer and Director

Date: May 7, 2026	By:	/s/ Anthony Lewis
Anthony Lewis
Chief Financial Officer