Form 10-K
period 2026-06-30
IREN Ltd
filed 2026-08-27
CIK 1878848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Ordinary shares as reported by The Nasdaq Global Select Market on December 31, 2025 (the last business day of the registrant’s second fiscal quarter), was approximately $11.9 billion.
As of August 14, 2026, the registrant had 394,058,648 Ordinary shares and two B Class shares, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year ended June 30, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include without limitation those relating to information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies and trends we expect to affect our business, and the timing of any of the foregoing. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “potential,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements may also be made, verbally or in writing, by members of our Board or management team in connection with this Annual Report. Such forward-looking statements are subject to limitations, uncertainties, assumptions, disclaimers, and other important factors set out in this document and you should not place undue reliance on these forward-looking statements. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations, and could cause actual results to differ materially from those expressed in the forward-looking statements. Any forward-looking statement that we make in this Annual Report speaks only as of the date of such statement. Except as required by law, we disclaim any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that may materially affect such forward-looking statements include, but are not limited to:
•our ability to obtain additional capital on commercially reasonable terms and in a timely manner to meet our substantial and increasingly larger capital needs in connection with the ongoing expansion of our business, including in connection with our data center developments and hardware purchase commitments;
•the amount and terms of any future financing or grant of security, or any refinancing, restructuring or modification to the terms of any future financing or grant of security, which could require us to comply with onerous covenants or restrictions or guarantees, and our ability to service our debt obligations;
•our ability to successfully execute on our growth strategies and operating plans, including our ability to continue to develop our existing data center sites, design and deploy direct-to-chip liquid and air cooling systems, provide software, and operate and expand our AI Cloud Services business;
•our shorter operating history in new markets and geographies we have entered or may seek to enter, including the market for AI Cloud Services, the expansion of our capabilities to include software offerings, and our expansion into new geographies for data centers such as Australia and Europe;
•our ability to remain competitive in highly competitive, dynamic and rapidly evolving industries;
•development and construction delays, increased costs and cost overruns affecting our data centers and our ability to construct, commission and deliver contracted capacity in accordance with the schedules specified in our customer contracts;
•delays, increases in costs or reductions in the supply of materials or equipment used in our development or operations (including GPUs and any other hardware required or necessary for any current or future AI Cloud Services we offer), including as a result of tariffs and duties, being in high demand due to global supply chain constraints and other factors, and our ability to secure additional hardware equipment (including GPUs and any other hardware necessary or required for any current or future AI Cloud Services we offer), on commercially reasonable terms or at all, any of which may impact the timely delivery of contracted AI Cloud Services capacity to our customers;
•price increases imposed by suppliers of certain equipment (including GPUs and any other hardware required for any current or future AI Cloud Services we offer), including in respect of orders already placed, and our inability in certain cases to pass such increased costs through to our customers under our customer contracts, notwithstanding cost pass-through provisions in certain of our contracts with suppliers contain;

•our ability to deliver contracted AI Cloud Services capacity on schedule, or at all, and to meet service level commitments or other obligations under our contracts, as well as service interruptions or equipment failures, any of which could result in significant payments under relevant customer contracts being reduced or delayed, expose us to service credits, damages or other liability, or give rise to termination rights;
•our ability to match customer contracts, capital expenditures, power commitments and financing;
•our ability to appropriately scale our workforce in a sufficiently timely manner to achieve our business objectives and sustain our growth trajectory;
•expectations with respect to the profitability, viability, operability, security, popularity and public perceptions of any current and future AI Cloud Services we offer, including GPU rental rates;
•our ability to successfully market our AI Cloud Services business and secure and retain customers on commercially reasonable terms or at all;
•our ability to manage counterparty risk associated with any current or future customers and other counterparties (including credit risk associated with such customers or other counterparties, and the risk that such customers or other counterparties may terminate, default on or underperform their contractual obligations) associated with any current or future customers, including particularly in customers of our AI Cloud Services business, which has significant customer concentration;
•expectations with respect to the useful life and obsolescence of hardware (including GPUs, hardware for Bitcoin mining and any current or future services we offer) and the related impairment charges we may incur upon retirement thereof, which could be material;
•our ability to, and costs associated with, re-purposing data centers historically used for Bitcoin mining, along with the related impairment charges we may incur upon retirement of existing Bitcoin mining hardware, which could be material;
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
•delays and costs associated with, or failure to obtain or complete, permitting approvals, grid connections and other development activities customary for greenfield or brownfield infrastructure projects in various jurisdictions, including as a result of the ERCOT’s announced amendments to the approval process for large load interconnection requests and the comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection process ordered by the Governor of Texas, or as a result of community or public interest advocacy;
•our reliance on power, network and utilities providers, third-party mining pools, exchanges, banks, insurance providers and our ability to maintain relationships with such parties;
•expectations regarding availability and pricing of electricity or water;
•our participation and ability to successfully participate in demand response products and services and other load management programs run, operated or offered by electricity network operators, regulators or electricity market operators;
•the availability, reliability and/or cost of electricity supply, hardware and electrical and data center infrastructure, including with respect to any electricity outages or water restrictions, and any laws and regulations that may restrict the capacity and/or supply or water or electricity available to us;

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
•actions undertaken or inaction by electricity network and market operators, regulators, governments or communities in the regions in which we operate, including such actions that could result in the estimated power availability at secured sites being materially less than initially expected, available too late, delayed, conditioned upon technical or operational requirements, permits, leases, approvals, or not available in each case whether at sustainable cost or at all;
•our ability to secure connection agreements to access power or water sources and permits or to maintain in good standing the operating and other permits, approvals and/or licenses required for our operations, construction activities and business which could be delayed by regulatory approval processes or political intervention, may not be successful or may be cost-prohibitive;
•the availability, suitability, reliability and cost of internet connections at our facilities;
•our ability to successfully integrate the businesses and operations of recently acquired Mirantis, Inc. (“Mirantis”), Ingenostrum, S.L. (trading as Nostrum Group) (“Nostrum Group”) and their respective subsidiaries into our business and operations and to achieve the anticipated benefits of such acquisitions;
•any pending or future acquisitions, dispositions, joint ventures or other strategic transactions, including our ability to obtain any requisite regulatory approvals, to satisfy any closing conditions or to consummate any such transactions on terms favorable to the Group or at all, as well as to successfully integrate and achieve the anticipated benefits of any such acquisition that may be completed;
•unanticipated costs or liabilities associated with the acquisition of Mirantis or Nostrum Group, or any other future acquisitions, dispositions, joint ventures or other strategic transactions, and any failure to comply with laws, rules, regulations or business practices that we may become subject to as a result of any expansion of our business in connection with the acquisition of Mirantis or Nostrum Group or any other such acquisition, joint venture or other strategic transaction;
•our ability to operate in an evolving regulatory environment;
•our ability to successfully operate and maintain our property and infrastructure;
•reliability and performance of our infrastructure compared to expectations;
•malicious attacks, including cybersecurity attacks, on our property, infrastructure or IT systems;
•our ability to maintain in good standing the operating and other permits and licenses required for our operations and business;
•our ability to obtain, maintain, protect and enforce our intellectual property rights and confidential information;
•any intellectual property infringement and product liability claims made against us;
•whether the secular trends we expect to drive growth in our business materialize to the degree we expect them to, or at all;

•the occurrence of any environmental, health and safety incidents at our sites, and any material costs relating to environmental, health and safety requirements or liabilities;
•damage to our property and infrastructure, or damage or interruption to our supply chain, and the risk that any insurance we maintain may not cover, either fully or at all, all potential exposures;
•ongoing securities litigation, employee disputes, and any future litigation, claims and/or regulatory investigations, and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom, including in relation to Mirantis and Nostrum Group;
•our failure to comply with any laws including the anti-corruption and sanctions laws, rules and regulations of the United States and various international jurisdictions;
•any failure of our compliance and risk management methods;
•any laws, regulations and ethical standards that may relate to our business, including those that relate to data centers, AI Cloud Services, Bitcoin and the Bitcoin mining industry and those that relate to any other services we offer, including laws and regulations related to data privacy, cybersecurity and the storage, use or processing of information and consumer laws;
•our ability to attract, motivate and retain senior management and qualified employees, to manage workforce planning and execution to cater for growth and to attract, hire and retain talented individuals;
•increased risks to our global operations including, but not limited to, political instability, acts of terrorism, theft and vandalism, cyberattacks and other cybersecurity incidents and unexpected regulatory and economic sanctions changes;
•climate change, severe weather conditions and natural and man-made disasters that may materially adversely affect our business, financial condition and results of operations;
•public health crises, including any outbreak of an infectious disease and any governmental or industry measures taken in response;
•damage to our brand and reputation;
•evolving stakeholder expectations and requirements relating to environmental, social or governance (“ESG”) issues or reporting, or as a result of community or public interest advocacy, including actual or perceived failure to comply with such expectations and requirements;
•volatility with respect to the market price of our ordinary shares (“Ordinary shares”);
•that we do not currently pay any cash dividends on our Ordinary shares, and may not in the foreseeable future and, accordingly, your ability to achieve a return on your investment in our Ordinary shares will depend on appreciation, if any, in the price of our Ordinary shares; and
•the other risk factors disclosed under “Part 1. Item 1A. Risk Factors” in this Annual Report, as such factors may be updated from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”), accessible on the SEC’s website at www.sec.gov and the Investor Relations section of the Company’s website at https://investors.iren.com.
The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

GLOSSARY OF INDUSTRY TERMS AND CONCEPTS
This Annual Report includes a number of industry terms and concepts which are defined as follows:
•AI Cloud Services: platforms that support Artificial Intelligence (“AI”) workloads such as training and inference through cloud-based infrastructure.
•ASICs: An Application Specific Integrated Circuit is a type of integrated circuit that is custom-designed for a particular use, rather than intended for general-purpose use.
•Board: The board of directors of IREN Limited.
•Co-Founders and Co-Chief Executive Officers: Daniel Roberts and William Roberts.
•EH/s: Exahash per second. 1 EH/s equals one quintillion hashes per second (1,000,000,000,000,000,000 h/s).
•ERCOT: the Electric Reliability Council of Texas, which operates the electrical grid serving most of Texas.
•GPUs: Graphics processing units are a type of computing technology designed for parallel processing, which can be used in a wide range of applications, including graphics and video rendering, gaming, creative production and AI.
•Hashrate: a measure of the computational power used to mine and process transactions on a proof-of-work network such as Bitcoin.
•HPC: High-performance computing, the use of aggregated computing resources to solve complex computational problems, including AI workloads.
•MW: Megawatts. 1MW equals 1,000 kilowatts.
•REC: Renewable Energy Certificate.
•SEC: U.S. Securities and Exchange Commission.

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks, uncertainties, and other important factors. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Part I, Item 1A of this Annual Report and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making an investment decision regarding our Ordinary shares. These risks include, among others, the following key risks:
Risks Related to Our Business
•We have a history of operating losses, and we may incur net losses in the future.
•Our business has grown rapidly and we have an evolving business model and strategy.
•We may not successfully execute the continued build-out and scaling of our AI Cloud Services business, and demand for AI Cloud Services may not develop or be sustained at the levels we anticipate.
•Our business is capital intensive, we expect to continue to incur substantial capital expenditures to acquire, maintain and upgrade our hardware over time, to acquire and construct data center facilities, and to grow our business, and we may be unable to raise additional capital needed to fulfill our needs, grow our business, or achieve our goals.
•Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
•Changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions, could adversely impact our business, prospects, operations and financial performance.
•Our operating results have fluctuated significantly and may continue to fluctuate significantly as a result of several different factors.
•Our business is highly dependent on a small number of equipment suppliers, and any failure by us or our suppliers to perform under the relevant supply contracts could materially impact our operating results and financial condition.
•Supply chain and logistics issues for us, our contractors or our suppliers may frustrate or delay our expansion plans or increase the cost of acquiring AI hardware or constructing our infrastructure.
•Any electricity outage, non-supply or limitation of electricity supply, or failure to secure timely grid connections, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our operations and financial performance.
•AI Cloud Services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power.
•Governments, politicians, regulators and utilities may potentially restrict or delay the ability of electricity suppliers to provide electricity and timely grid connections to AI Cloud Service providers or Bitcoin miners, including us, or AI Cloud Services or Bitcoin mining generally.
•Any critical failure of key electrical or data center equipment may result in material impacts to our operations and financial performance.
•Our business is subject to customary risks in developing infrastructure projects, including construction delays generally, site condition risks and cost and availability of contracting and labor issues, any of which may adversely impact our development plans, operations and financial performance;
•We are vulnerable to climate-related risks, severe weather conditions and natural and man-made disasters which could severely disrupt the normal operation of our business, result in substantial costs, and adversely affect our results of operations.

Risks Related to AI Cloud Services
•We may be unable to construct the data centers that support our AI Cloud Services, or to commission and deliver contracted AI Cloud Services capacity on schedule, or at all.
•Testing and acceptance conditions, ramp periods, service level commitments, service credits, delay credits, indemnities and termination rights in our customer contracts could adversely affect our revenue, margins and results of operations.
•Our AI Cloud Services business has significant customer concentration, we are exposed to counterparty credit risk, and we may be unable to diversify our customer base.
•We may not succeed in maintaining or expanding a customer base for our AI Cloud Services business, may not be successful in generating a recurring stream of revenue from that business and may not be able to provide the right combination of AI Cloud Services.
•We depend on the timely supply of GPUs, networking and storage equipment from a limited number of suppliers, and the equipment we deploy is subject to rapid technological change and obsolescence.
•Our results depend on our ability to match customer contracts, capital expenditures, power commitments and financing, and any mismatch could adversely affect our business and financial condition.
•Our AI Cloud Services depend on software for orchestration, monitoring, support and workload management, and we may not be able to successfully integrate Mirantis or realize the anticipated benefits of the Mirantis acquisition.
•Cybersecurity incidents, failures of workload isolation or interruptions to the availability of our AI Cloud Services could result in the loss or unauthorized disclosure of customer data, liability and reputational harm.
•Certain of our strategic relationships and anticipated deployments are non-binding or subject to conditions, and may not result in definitive agreements, deployments or revenue.
Risks Related to Bitcoin
•Our operating results will depend in part on the price of Bitcoin, which is subject to risk and has historically been subject to significant price volatility, as well as a number of other factors.
•There is a risk of additional Bitcoin mining capacity from competing Bitcoin miners, which would increase the global hashrate and decrease our Bitcoin mining revenue.
Risks Related to Regulations, Regulatory Frameworks and Political Intervention
•The regulatory environment regarding digital assets and digital asset mining is in flux, and we may become subject to changes to and/or additional laws and regulations that may limit our ability to operate.
•Our business and financial condition may be materially adversely affected by changes to and/or increased regulation of energy sources.

Risks Related to Being Incorporated Outside the United States
•As a company incorporated outside of the United States, the rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. jurisdictions or other jurisdictions and may not protect investors in the same or similar fashion afforded by incorporation in a U.S. jurisdiction or other jurisdictions.
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

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to the terms “IREN,” “the Company,” “the Group,” “our,” “us,” and “we” refer to IREN Limited and its subsidiaries.
Financial Statements
The consolidated financial statements cover IREN, consisting of IREN Limited and the entities it controlled at the end of, or during, the year ended June 30, 2026. The consolidated financial statements are presented in U.S. dollars, which is the presentation currency for IREN Limited. We prepared our annual consolidated financial statements for fiscal years ended June 30, 2026, 2025 and 2024 in accordance with GAAP. Unless otherwise noted, our financial information presented herein for the fiscal years ended June 30, 2026, 2025 and 2024 is stated in dollars, our presentation currency. All references herein to “our financial statements,” “our audited consolidated financial information,” and/or “our audited consolidated financial statements” are to the Company’s consolidated financial statements included elsewhere in this Annual Report.
Our fiscal year ends on June 30. References in this Annual Report to a fiscal year, such as “fiscal year 2026,” “fiscal year 2025” and “fiscal year 2024,” relate to our fiscal year ended on June 30 of that calendar year.
Special Note Regarding non-GAAP Measures
This Annual Report refers to certain measures that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. IREN uses non-GAAP measures including “Adjusted EBITDA” and “Adjusted EBITDA margin” (each as defined below) as additional information to complement GAAP measures by providing further understanding of the Company’s operations from management’s perspective. As a capital-intensive business, Adjusted EBITDA excludes the impact of the cost of depreciation of computer hardware equipment and other fixed assets, which allows us to measure the liquidity of our business on a current basis and, we believe, provides a useful tool for comparison to our competitors in a similar industry. We believe Adjusted EBITDA is a useful metric because it allows us to monitor the profitability of our business on a current basis and removes expenses which do not impact our ongoing profitability and which can vary significantly in comparison to other companies.
Adjusted EBITDA is defined as net income (loss), excluding income tax (expense) benefit, finance expense, interest income, depreciation and amortization, stock-based compensation, foreign exchange gain (loss), impairment of assets, certain other non-recurring income, gain (loss) on disposal of property, plant and equipment, unrealized fair value gain (loss) on financial instruments, debt conversion inducement expense, gain (loss) on partial extinguishment of financial liabilities, increase (decrease) in fair value of assets held for sale and certain other expense items. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue.
Beginning in the fiscal year ended June 30, 2026, the Company has changed its definition of Adjusted EBITDA to exclude debt conversion inducement expense. This is a change from the presentation of Adjusted EBITDA in prior periods, and these adjustments did not have any impact on Adjusted EBITDA or its calculation in prior periods.
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
A reconciliation of Adjusted EBITDA to net income (loss) and a reconciliation of Adjusted EBITDA margin to net income (loss), the most directly comparable GAAP measures, can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Market Share and Other Information
This Annual Report includes market, economic and industry data as well as certain statistics and information relating to our business, markets, and other industry data, which we obtained or extrapolated from various third-party industry and research sources, as well as assumptions that we have made that are based on those data and other similar sources. Industry publications and other third-party surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. While we believe that such data is reliable, we have not independently verified such data and cannot guarantee the accuracy or completeness thereof. Additionally, we cannot assure you that any of the assumptions underlying these statements are accurate or correctly reflect our position in the industry, and not all of our internal estimates have been verified by any independent sources. Furthermore, we cannot assure you that a third-party using different methods to assemble, analyze, or compute market data would obtain the same results. There is no precise definition for what constitutes the AI Cloud Services, the Bitcoin mining market, or any other market or industry referenced in this Annual Report. We do not intend, and do not assume any obligations, to update industry or market data set forth in this Annual Report. Finally, behavior, preferences, and trends in the marketplace tend to change. As a result, investors and prospective investors should be aware that data in this Annual Report and estimates based on such data may not be reliable indicators of future results.
References to “market share” and “market leader” are based on global revenues in the referenced market, and, unless otherwise specified herein, are based on certain of the materials referenced above.
Rounding
Unless otherwise noted, amounts in this report have been rounded off to the nearest thousand dollars, or in certain cases, the nearest dollar.
Presentation Currency and Exchange Rates
The Group’s presentation currency for the consolidated financial statements is U.S. dollars. The functional currency of IREN Limited and certain of its subsidiaries is U.S. dollars, and for certain other subsidiaries the functional currency is one other than U.S. dollars. Functional currency amounts are translated to the presentation currency in the manner described in Note 2 to our audited financial statements for the year ended June 30, 2026, included in this Annual Report.

PART I
                                                    ITEM 1.    BUSINESS
Our Company
IREN is a vertically integrated AI Cloud Services platform, delivering data centers, compute and software for AI training and inference.
We own and operate all three layers of the AI Cloud Services stack: the data center layer, the compute layer and the software layer.
•The data center layer includes the land, power, substations, buildings and cooling that form the physical foundation of our AI Cloud Services platform.
•The compute layer includes the GPUs, CPUs, storage, servers and networking deployed within that data center infrastructure.
•The software layer includes the managed services and enterprise support that enables customers to deploy, operate and manage AI workloads.
Each of these layers is described in more detail below.
We believe that owning and operating all three layers of the AI Cloud Services stack allows us to bring compute online quickly and at scale, optimize performance and reliability, and provide customers with greater certainty and flexibility than AI Cloud Services platforms that are more dependent on third-parties for one or more of those layers.
We deliver both bare metal compute and managed cloud services to customers supporting AI training and inference workloads. Our customer base includes hyperscalers, frontier labs, AI developers and enterprises. As of June 30, 2026, our operating AI Cloud Services capacity represented approximately 40MW.
Our AI Cloud Services platform is underpinned by an expansive portfolio of land and grid-connected power in renewable-rich regions across North America, Europe and Asia Pacific. As of June 30, 2026, we had executed grid connection agreements, letters of agreement or equivalents representing approximately 5GW of total power capacity in the United States, Canada, Spain and Australia, and a further multi-GW development pipeline. Each of our operating sites has been 100% powered by renewable energy (whether from clean or renewable energy sources or through the purchase of RECs) since commencement of operations.
We also have Bitcoin mining operations. During the year ended June 30, 2026, we commenced decommissioning Bitcoin mining hardware and reallocating power and data center capacity toward AI Cloud Services, and aim to substantially complete the transition by December 31, 2026.
Data Centers
We develop, own and operate our data centers, including the associated land, grid connections and substations. This data center ownership model gives us direct control over site selection, design, procurement, construction, commissioning and ongoing operations. We believe that this control allows our business to benefit from more sustainable cash flows and operational flexibility relative to operators that rely upon third-party colocation services or short-term land leases, each of which may be subject to, among other things, termination rights, profit sharing arrangements and/or potential changes to contractual terms, such as pricing.
Our data centers are purpose-built for power-dense computing, with each element of the architecture, including power, cooling and networking, designed to support high-performance GPUs, Central Processing Units (“CPU”) and storage at scale. We primarily use modular designs that can be adapted for different compute architectures and customer requirements. Our data centers utilize a range of highly efficient cooling technologies, including direct liquid-to-chip cooling, free-air cooling, and free-air cooling supplemented with chilled coil cooling to optimize for site-specific environmental conditions where necessary. Our liquid cooled data centers incorporate closed-loop cooling systems, which support the rack densities and thermal requirements of next-generation AI compute while minimizing water consumption. We continue to refine our designs to improve energy efficiency, operating reliability, deployment flexibility, maintainability and deployment speed.

We focus on securing grid-connected power access for our data centers. Unlike behind-the-meter arrangements, which generally depend on one or more dedicated power generation sources located at or near the site, grid-connected facilities can access electricity from a broader and more diversified pool of generation resources through the transmission system. We believe this supports a more reliable, flexible and scalable long-term supply of power, including by reducing dependence on the availability and operating performance of any single generation source.
We generally target development of data centers in regions where there are low-cost and attractive renewable energy sources. Each of our operating sites has been 100% powered by renewable energy (whether from clean or renewable energy sources or through the purchase of RECs) since commencement of operations. We procure electricity under arrangements tailored to the structure of the applicable regional power market. For example, in British Columbia, where the electricity market is regulated, BC Hydro operates the transmission system and supplies electricity to our facilities under regulated tariffs. In Oklahoma, where the electricity market is also regulated, the utility through which we operate is the Public Service Company of Oklahoma. In Texas, ERCOT operates the electricity grid and administers the competitive wholesale market, and we procure electricity under market-based arrangements linked to wholesale energy prices. From time to time, we may enter into electricity derivatives or other hedging arrangements to fix a portion of our electricity costs for specified periods and reduce our exposure to wholesale price volatility. As our AI Cloud Services operations expand, we are also evaluating longer-term power purchase agreements and other structures that may provide greater price certainty and better align the duration of our electricity supply arrangements with our long-term data center investments and customer commitments.
Our data center footprint covers North America, Europe and Asia Pacific. Geographic diversification helps reduce our exposure to a single jurisdiction, transmission network, regulatory regime, energy market, climate or weather pattern, and positions us to serve customers in different regions with different data residency, sovereignty and sustainability requirements.
As of June 30, 2026 our announced data center projects and their total planned power capacity (gross MW) were as follows:

Location	Capacity (MW)
Canal Flats, British Columbia, Canada	30MW
Prince George, British Columbia, Canada	50MW
Mackenzie, British Columbia, Canada	80MW
Childress, Texas, United States	750MW
Sweetwater 1, Texas, United States	1,400MW
Sweetwater 2, Texas, United States	600MW
Kiowa, Oklahoma, United States	1,600MW
Bundey, South Australia, Australia	800MW
Badajoz, Extremadura, Spain	300MW
Compute
The compute layer of our platform includes GPUs, CPUs, servers, storage and high-speed networking configured for large-scale AI training and inference. As of June 30, 2026, our GPUs installed and on order included AMD MI350X and NVIDIA H100, H200, B200, B300, GB300 and VR200 systems. Our multi-generation compute portfolio enables us to match infrastructure to different customer workload, performance and cost requirements.
Depending on customer requirements, we offer compute through dedicated bare metal and managed cloud environments. Our GPU clusters can be configured with NVIDIA InfiniBand NDR and XDR interconnects to provide high-bandwidth, low-latency communication between GPUs and servers, supporting distributed AI training and inference across large-scale clusters. We also offer a range of high performance storage solutions to address differing customer data-access, throughput and scalability requirements.
We maintain relationships with semiconductor manufacturers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), and other infrastructure suppliers, including NVIDIA, AMD, Dell Technologies, Lenovo, Supermicro, Gigabyte and leading storage and networking providers. We work with these partners to procure and deploy servers and racks, high-speed interconnects, storage systems and other supporting infrastructure, and to prepare our facilities for successive generations of compute architecture. We believe our procurement scale, deployment experience and direct control over the data center layer enables us to coordinate long-lead equipment, integrate complex infrastructure and bring new generations of compute into service rapidly and at scale.
We are an NVIDIA Cloud Partner and secured NVIDIA Preferred Partner status during fiscal year 2026. We have also achieved NVIDIA Exemplar Cloud status for our NVIDIA HGX B300 and GB300 NVL72 platforms, with the GB300 NVL72 designation awarded following NVIDIA’s testing of our NVIDIA GB300 NVL72 deployments at our Horizon 1 data center in Childress in August 2026. Exemplar Cloud providers have collaborated with NVIDIA to optimize their infrastructure to help ensure their customers’ workloads will be performant, secure, and reliable, based on real-world workload and total cost of ownership metrics.
During fiscal year 2026, we entered into a strategic partnership with NVIDIA to support the deployment over time of up to 5GW of NVIDIA DSX-aligned AI infrastructure across our global data center pipeline. Through this partnership, we intend to collaborate with NVIDIA on the deployment of NVIDIA accelerated compute in DSX AI factories, combining NVIDIA’s AI systems and architecture with our capabilities across data centers, compute and software.
Software
The software layer of our platform represents the managed services and enterprise support that enable customers to provision, deploy, manage and monitor AI workloads. We believe these capabilities expand the range of customers and use cases our platform can serve, and build upon the value of the data center and compute layers beneath them.
On August 4, 2026, we completed the acquisition of Mirantis, a provider of cloud software and services with a track record of serving more than 1,500 enterprise customers globally. Mirantis is an inaugural partner of the NVIDIA AI Cloud Ready Initiative and has integrated its k0rdent AI platform with NVIDIA DSX OS software components. k0rdent AI is a software infrastructure platform built on open-source technology, designed to manage and optimize AI infrastructure at scale across distributed environments. Its capabilities include GPU provisioning and lifecycle management, template-based deployment of clusters and services, workload orchestration and scheduling, centralized monitoring and logging, cost and consumption visibility, infrastructure upgrades, and multi-cluster operations. Together these enable organizations to improve utilization, support metering and monetization, and build differentiated AI Cloud Services.
We believe the acquisition of Mirantis and integration of k0rdent AI together strengthen three areas of our AI Cloud Services offering: deployment capability, including faster and more repeatable provisioning of customer environments; operational visibility, including monitoring and performance management; and customer support, including enterprise technical support and service delivery.
Bitcoin mining
We continue to operate Bitcoin miners at certain of our data centers while we transition this data center capacity toward AI Cloud Services. We aim to substantially complete this transition by December 31, 2026. Bitcoin mining revenue is generated by contributing computing power, or hashrate, to the Bitcoin network and receiving a share of block rewards and transaction fees.
As of June 30, 2026, our installed Bitcoin mining capacity was approximately 23.2 EH/s, representing approximately 380MW of data center capacity. Mining performance is principally affected by our share of global network hashrate, network difficulty, Bitcoin price, transaction fees, miner efficiency and availability, power cost and data center operating performance. We monitor these factors and operate or decommission miners based on expected returns and the requirements of our AI Cloud Services expansion program.
We typically liquidate the Bitcoin we mine on a daily basis and convert the proceeds into fiat currency to fund operating and capital expenditures. We held no Bitcoin on our balance sheet as of June 30, 2026.
Our Strategy and Growth Opportunities
Customers
We target AI Cloud Services customers across several segments, each with different capacity, service and support requirements:
•Hyperscalers. Large technology companies that require significant, dedicated compute capacity, often on a bare metal basis.

•Enterprises. Organizations deploying AI into products and business processes that may require managed services, enterprise support and flexible capacity.
•AI developers and frontier labs. Companies developing and operating foundation models and AI applications that require scalable compute and may use either bare metal or managed services.
•Channel partners. AI cloud providers, platforms and other intermediaries that resell IREN capacity through white-label or integrated services.
Our strategic priority is to broaden and diversify our customer base over time across customer segments, industries, geographies and workload types.
We primarily offer our AI Cloud Services under multi-year reserved capacity arrangements, which we expect to complement over time with on-demand service offerings. Reserved or committed contracts generally specify the amount and type of capacity, service levels, pricing, contract term, customer prepayments, deployment schedules, testing and acceptance conditions and ramp periods. On-demand arrangements generally provide customers with shorter-duration or usage-based access and may result in more variable utilization and pricing. Revenue generally begins only after the applicable compute has been delivered, commissioned, placed in service and accepted by the customer (where applicable).

Our approach to customer selection is focused on building durable, long-term relationships with a diverse range of counterparties whose requirements align with our platform and deployment plans. In evaluating customer opportunities, we consider factors including credit quality, strategic fit, contract duration and structure, expected utilization, pricing, prepayments and other credit support, financing implications and overall risk-adjusted returns. We seek to structure contracts that support efficient financing of the associated infrastructure, provide appropriate revenue visibility and downside protection, and generate attractive returns on invested capital over the life of the deployment.
We have made, and expect to continue making, significant investments in our sales and marketing capabilities to expand our customer base and increase awareness of the IREN platform. We develop our customer pipeline through direct engagement with prospective and existing customers, strategic technology relationships, channel and partner referrals, industry events and targeted marketing activities. We intend to focus our go-to-market investments on customer segments and industry verticals that are experiencing increasing AI adoption and have the potential to generate long-term demand for AI Cloud Services.
As we scale, we are also investing in building a global brand consistent with the scale of our growth ambitions. These investments include sponsorships, industry events, targeted marketing campaigns and other brand-building activities intended to increase awareness, support customer acquisition and strengthen relationships with technology and commercial partners. Our brand and stakeholder engagement activities also support our relationships with governments and communities in the regions where we operate or pursue development, including by communicating the economic, employment, innovation and community benefits associated with our investments.
Sustainability
Our sustainability strategy focuses on energy sourcing, efficiency by design, responsible resource use and community benefit. Our current data center operations in British Columbia are connected to the BC Hydro network and have been 100% powered by renewable energy since commencement of operations (currently approximately 98% of electricity used is sourced from clean or renewable sources, including through hydroelectricity facilities and other sources like wind, solar and biomass, as reported by BC Hydro and the remaining approximately 2% is accounted for by the purchase of RECs). Furthermore, our Childress site is located in the Panhandle region of Texas, which generates significant renewable energy. We purchased RECs in respect of 100% of our energy consumption through to June 30, 2026 at our Childress site.
Our designs are intended to reduce water consumption compared with conventional approaches. We also consider land use, noise, waste, equipment lifecycle, grid impacts and community priorities in the design and operation of our facilities.
Security
Security, compliance and operational resilience are embedded across our AI Cloud Services platform and are designed to protect customer workloads and data through controls including identity and access management, workload isolation, encryption, audit logging, vulnerability management, incident response, personnel screening, controlled facility access and security awareness training. Our Security and Compliance team maintains SOC 2 reports covering certain parts of our organization and is working toward organization-wide SOC 2 coverage and ISO/IEC 27001 certification.

Our Strengths

Experienced leadership and deep technical expertise across the AI infrastructure stack
Our Board, management team and workforce bring experience financing, developing, building and operating large-scale infrastructure, renewable energy projects, data centers and managed technology services across North America, Europe and Asia Pacific. We recently strengthened our executive team through the appointments of a Chief Product Officer, Chief Development Officer, Chief Information and Security Officer and Chief Marketing Officer, to add dedicated leadership across product, development, cybersecurity, procurement, data center delivery and marketing.
Strong AI ecosystem relationships
We maintain relationships with leading semiconductor manufacturers, OEMs, ODMs and infrastructure suppliers, including NVIDIA, AMD, Dell Technologies, Lenovo and others. In May 2026, we entered into a strategic partnership with NVIDIA intended to support the deployment of up to 5GW of NVIDIA DSX-aligned AI infrastructure across our global pipeline over time. We also granted NVIDIA the right to invest up to $2.1 billion in Ordinary shares, subject to delivery of up to 600,000 GPUs, and certain regulatory conditions. These relationships support product access, engineering coordination, procurement and deployment of new compute generations.
Strong community partnerships and support for our operations
Establishing and maintaining community support for our operations is a core part of our development strategy. Data center projects can raise community concerns regarding power availability and cost, water consumption, noise, traffic, land use, visual impact, environmental effects and pressure on housing and local infrastructure. We seek to engage early with utilities, local governments, landowners, Indigenous and First Nations communities, workforce and educational institutions and other stakeholders; select appropriately zoned sites or sites that may be capable of rezoning; design for efficient use of power and water; and communicate the expected economic and community benefits of each project.
We believe that our communities in British Columbia and Texas have benefited from jobs, local procurement, tax revenue, scholarships, community grants and workforce programs. Recent initiatives have included the IREN Scholarships & Bursaries program, community grant programs in Prince George, Mackenzie, Sweetwater and Childress, and the IREN Ignite paid summer employment program. As our footprint expands, we intend to develop locally appropriate engagement and benefit programs in Oklahoma, Spain and Australia, including workforce development, local partnerships and support for education and community priorities. We believe our community strategy supports more durable development outcomes.
Diversified access to capital
Large-scale AI infrastructure is capital-intensive, and access to cost-effective capital is a key constraint on industry growth. We believe we have demonstrated an ability to raise capital across public and private markets, providing us with the flexibility to finance data center development and deploy compute at scale. To date, our primary sources of financing have included customer prepayments, common equity, convertible notes, subsidiary-level equipment financing, including approximately $3.6 billion of investment-grade rated GPU financing in May 2026. This diversified funding platform reduces reliance on any single source of capital and helps us to align financing structures with customer contracts and the expected lives of the underlying assets.
Our Competition
The AI Cloud Services market is highly competitive and rapidly evolving. As a global AI Cloud Services provider, we compete with hyperscalers, including Amazon Web Services, Google Cloud, Microsoft Azure and Oracle Cloud, as well as specialized AI Cloud Services providers, including CoreWeave, Nebius, Crusoe, Lambda, Nscale, SpaceX and others. Certain companies may be our customers, suppliers or partners in one context and our competitors in another.
Competition also occurs at individual layers of the AI infrastructure stack. We compete with data center developers and infrastructure owners for land, power, interconnection capacity, equipment, labor and capital; with other cloud providers for GPUs and customers; and with software providers offering orchestration, monitoring and AI infrastructure management tools.
We believe the principal competitive factors in our industry include access to secured and energized power; ability to procure and deploy current and next-generation compute; speed and scale of construction and commissioning; access to capital; price and total cost of ownership; workload performance and reliability; networking, storage and software capabilities; security and compliance; customer support; geographic coverage; and customer and technology partner relationships. Many of our competitors have greater financial, technical or commercial resources, longer cloud operating histories or larger customer bases, compared to us.
Employees and Human Capital Resources
As of June 30, 2026, we had 685 employees globally, reflecting significant workforce expansion during fiscal year 2026, including more than 60 employees added through the Nostrum Group acquisition. In addition, in August 2026 we added approximately 580 personnel through the Mirantis acquisition.
We also engage part-time employees, temporary employees, contractors and consultants as necessary to support our operations. For example as of June 30, 2026 approximately 3,000 personnel were engaged across our sites in the United States, including employees of contractors and subcontractors. None of our employees are represented by labor unions.
Our team has expertise across the full AI infrastructure stack, from power and data center development through compute deployment, networking, storage, software orchestration, managed services and enterprise support. We believe these capabilities enable us to design, build and operate integrated AI infrastructure at scale, reducing coordination risk and accelerating execution.
We believe that an engaged and inclusive culture is important for the success of our business, and we consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, train, retain and motivate qualified personnel. The growth and development of our workforce is an integral part of our success. We also strive to develop and foster a culture of collaboration that includes a broad range of backgrounds and perspectives and know that a company’s ultimate success is directly linked to its ability to identify and hire talented individuals from all backgrounds and perspectives.
We believe that diversity of thought is a key factor to achieving innovation and success in our industry. We seek to foster a culture of inclusivity, where diverse perspectives and experiences thrive. We endeavour to increase such diversity within our workforce and create an environment where everybody is empowered to excel.
To demonstrate our efforts, we:
•leverage inclusive recruitment practices that attract talent from a broad range of backgrounds and perspectives;
•invest in the professional growth of our employees, promoting access to learning and career development opportunities; and
•seek to actively engage with the communities where we operate, and support initiatives that promote inclusivity and education including partnering with schools and training authorities to develop training programs for the local workforce.
Government Regulation
We monitor developments in government regulation and maintain compliance programs designed to address applicable requirements. Compliance may increase our costs, require changes to our products or operations, delay projects or limit our ability to serve certain customers or markets. We are unable to predict the effect that any future regulatory change, or any overlapping or unclear regulations, may have on us, but such change, overlap or lack of clarity could be substantial and make it difficult for us to operate our business or materially impact the market for digital assets that we mine or may mine in the future.
AI Cloud Services and Data Center Regulations
We operate in a complex and evolving regulatory environment spanning AI Cloud Services, critical infrastructure, energy, environmental, health and safety, data privacy, cybersecurity, international trade, export controls and national security. Laws and policy initiatives in these areas may affect our site selection, capital planning, customer eligibility, hardware procurement, software design, data handling and ability to offer services in particular jurisdictions.
Our AI Cloud Services may be subject to laws and regulations governing privacy and data protection, cybersecurity, cross-border data transfers, critical infrastructure, online services and the development or deployment of AI systems. Requirements may differ by jurisdiction and may impose obligations relating to security controls, incident reporting, risk management, transparency, recordkeeping, data localization, customer contracting or oversight of certain AI uses.

Advanced computing equipment, software and technical services may also be subject to U.S. and other export controls, sanctions and trade restrictions. Changes to these rules could affect the GPUs and other technology we may procure, the customers or end uses we may support, and the countries in which we may deploy or provide access to capacity. Data center development and operation are also subject to permitting, zoning, utility, grid, environmental and workplace requirements, which continue to evolve as policymakers assess the power, water and community impacts of AI infrastructure.
U.S. Regulations
Government regulation of large-scale data center operations continues to evolve in the United States. Multiple federal and state regulators have expressed interest in oversight of data center infrastructure, AI Cloud Services, and the energy-intensive computing activities associated with large-scale data center operations. Federal agencies have increased scrutiny of energy use by large-scale data center operators. Future regulatory action related to the energy usage of data center operations, including possible reporting or operational requirements, could affect our business.
In July 2025, the President signed an executive order titled “Accelerating Federal Permitting of Data Center Infrastructure,” which directs federal agencies to streamline permitting and environmental review for large-scale AI data center projects requiring more than 100MW of new electrical load. The executive order also directs the Departments of the Interior, Energy, and War to authorize data center construction on appropriate federal lands, and instructs the Secretary of Commerce to launch an initiative to provide financial support for qualifying projects. The scope and durability of these measures remain uncertain and subject to change.
State level regulation of large-scale data center operations is also developing. In June 2025, Texas enacted Senate Bill 6 (“SB 6”), which introduces significant new requirements for large-load electricity customers, including data centers within the ERCOT region. SB 6 applies to customers with loads exceeding 75MW at a single site and requires such customers to contribute to transmission interconnection costs, disclose duplicative interconnection requests, and maintain backup generation or load curtailment capability during grid emergencies. Facilities interconnecting after December 31, 2025 must install remote-disconnect equipment to enable ERCOT-directed load shedding during grid stress events. The Public Utility Commission of Texas is required to review and potentially revise the methodology for allocating wholesale transmission charges to large-load customers by December 31, 2026.
On August 3, 2026, Governor Greg Abbott of Texas issued a directive to the Public Utility Commission of Texas and ERCOT to conduct a comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection process before any additional data centers are approved to move forward. On that same day, ERCOT issued a market notice regarding Batch Zero timelines and processes. By August 7, 2026, ERCOT pursuant to Batch Zero as approved by the Public Utility Commission of Texas, was to notify each interconnecting distribution service provider and transmission service provider of how any Large Load was classified in the forthcoming Batch Zero Interconnection Study. These classifications were to be: load that has already been sufficiently studied for interconnection and therefore is considered base load for the Batch Zero Interconnection Study; load that requires additional study in Batch Zero and would be considered studied load in the Batch Zero Interconnection Study; and load that has not met sufficient criteria to be included in Batch Zero and therefore will require study in a future interconnection process. ERCOT’s August 3, 2026 market notice stated that it was not going to be notifying each interconnecting distribution service provider and transmission service provider of how any Large Load was to be classified. On August 10, 2026, ERCOT filed with the Public Utility Commission of Texas its “Requests for Good Cause Exceptions Relating to Batch Zero Deadlines and Status Update on Additional Matters Including the Long-Term Load Forecast.” In these requests, ERCOT stated that it is currently developing a comprehensive process to verify that all large loads included in Batch Zero satisfy ERCOT’s planning guide and to collect additional information from developers of data centers and virtual currency mining facilities including the community impact information described in Governor Abbott’s August 3rd letter. According to ERCOT, this process is expected to take several months. We expect, based upon ERCOT’s August 10th requests to the Public Utility Commission of Texas, that once this process is completed ERCOT will then classify as described above the large loads submitted as part of the Batch Zero process and begin the Batch Zero Interconnection Study. On August 20, 2026, the Public Utility Commission of Texas issued an order granting ERCOT’s requests for good cause exceptions providing the time requested by ERCOT to develop and implement the process to verify all large loads included in Batch Zero to satisfy ERCOT’s planning guide and to collect the community impact information sought by Governor Abbott. Due to recent changes in ERCOT’s Batch Zero procedures, there may be delays in the energization of, or changes to the energization levels at, projects in Texas, including the Company's new and existing projects.
Oklahoma’s Data Center Customer Ratepayer Protection Act of 2026 (the “OK Ratepayer Protection Act”), effective July 1, 2026, protects existing residential, commercial and industrial customers from paying unjust rates resulting directly from electric service to large-scale energy users, including new data centers, new cryptocurrency mining operations and new AI computing facilities, that contract to add 75MW or greater electric load per facility or in aggregate behind a single point of interconnection to an electric supplier’s load after the effective date (each, a “large load customer”). Large load customers do not include residential, commercial agricultural or industrial ratepayers, or those entities that build generation for behind-the-meter projects. The OK Ratepayer Protection Act requires the Oklahoma Corporation Commission to ensure that all rates are fair, just and reasonable, and that costs and revenues are assigned and allocated among customers in accordance with cost causation principles. The OK Ratepayer Protection Act requires electric suppliers to establish and maintain separate terms and conditions for large load customers that (i) establish separate tariffs for large load customers, (ii) include credit requirements and any other measures necessary to ensure that large load customers reimburse the electric supplier for all costs fairly allocated to them, and (iii) for the term of service for large load customers to be at least 10 years. The utility serving our Kiowa project has submitted a proposed rate for this rate class, which shall be subject to review by an administrative law judge and a subsequent vote of the Oklahoma Corporation Commission. Additionally, the OK Ratepayer Protection Act requires any large load customer developer to notify adjoining landowners, county commissioners, and the Oklahoma Corporation Commission within 60 days of acquiring land for a qualifying project.
Additionally, Oklahoma’s SB 259, which is slated to become effective on November 1, 2026, prohibits data centers from using groundwater in open-air evaporative cooling systems or other cooling technology that consumes groundwater through evaporation or discharge without recirculation. Further, to receive a groundwater permit, a data center must demonstrate that it will use low-consumptive cooling technology.
These and other federal and state level developments may increase our compliance obligations, affect economic terms for power, or restrict siting or loading of our AI Cloud Services operations. Regulatory frameworks include environmental requirements, zoning and land use considerations, cybersecurity expectations, and requirements related to data privacy. These obligations may increase over time as governments respond to growth in data center activity and increasing demand for power. The effect of future regulatory changes at the federal or state level is difficult to predict. Any such changes could materially affect our operations, energy costs, customer demand, or the profitability of our business.
Regulation Outside the U.S.
Similarly to the United States, regulation of large-scale data center operations continues to evolve quickly elsewhere globally, and various regulators have expressed interest in oversight of data center infrastructure, AI Cloud Services, and the energy-intensive computing activities associated with large-scale data center operations. Future regulatory action related to the energy usage of data center operations, including possible reporting or operational requirements, could affect our business.
In August 2025, the Spanish Ministry for Ecological Transition and Demographic Challenge submitted a Draft Royal Decree regulating the energy efficiency and sustainability of data centers for public consultation and hearing process. This Draft Royal Decree partially incorporates and develops certain European regulations in Spain, while introducing additional obligations beyond what is required by these regulations. The Draft Royal Decree contemplates (i) an annual obligation to report environmental and socio-economic indicators for data centers with a total rated energy input above 1MW, (ii) an obligation to reuse residual heat unless a facility-level cost-benefit analysis demonstrates that this is not technically or economically viable, (iii) an obligation for data centers with an installed IT power demand of 1MW or more to report on how they take into account the best practices set out in the European Code of Conduct on Data Centre Energy Efficiency (a voluntary initiative aimed at data center operators, owners, and stakeholders, encouraging them to reduce energy consumption cost-effectively while maintaining mission-critical operations), (iv) and for data centers with a power capacity of over 100MW, the requirement to provide evidence that they are among the top 15% of facilities with the best sustainability indicators. As currently drafted, compliance with these obligations would be a condition to the grant and continued validity of the electricity grid access and connection permits required to operate a data center in Spain. The Draft Royal Decree remains in the pre-legislative phase and its final scope and requirements may change materially before enactment.
In Spain, this regulatory approach has since been reinforced at a statutory level. Royal Decree-Law 7/2026, of 20 March 2026, in its first additional provision, anticipates a further royal decree that will establish additional sustainability requirements for data centers connecting to the Spanish transmission and distribution networks, with non-compliance expressly identified as a ground for loss of grid access and connection permits or penalties. As its preamble makes clear, the aim is to ensure that the rapid growth of data center demand on the Spanish grid is matched by new renewable generation. Together with the Draft Royal Decree, the grant and continued validity of grid access and connection permits for Spanish data centers will increasingly depend on ongoing compliance with a broadening set of sustainability obligations, whose final scope will only be known once the relevant royal decrees are adopted.

Other European countries are pursuing regulatory frameworks. For example, previously, Germany transposed the EU Energy Efficiency Directive (which sets the European Union’s energy efficiency targets and establishes ‘energy efficiency first’ as a fundamental principle of European Union energy policy) into national law in 2024, mandating 100% renewable power use for data centers by 2027. That deadline would be deferred to January 1, 2030 under a draft amendment approved by the German government but not yet adopted by its Parliament.
British Columbia recently introduced legislative amendments that intend to restrict the electrical capacity available for new data center projects. As of February 1, 2026, the allocation of new electrical capacity for data center purposes in British Columbia is subject to aggregate limits that are allocated under a competitive process administered by BC Hydro.
We are subject to an evolving regulatory landscape for data centers and AI-related infrastructure in Australia. Whilst there is currently no single Australian statute specifically regulating data centers or AI Cloud Services, various Australian federal, state and territory governmental bodies are considering, or have proposed, measures targeting energy-intensive computing infrastructure, including data centers. For example, the Energy and Climate Change Ministerial Council (“ECMC”) has asked the Australian Energy Market Commission (“AEMC”) to provide targeted advice on regulatory pathways to require data centers to fully offset their demand by investing in renewable generation and firming, and by providing demand flexibility. Pursuant to this, the Australian Government Minister for Climate Change and Energy, the Hon. Chris Bowen MP, has lodged requests with the AEMC to amend the National Electricity Rules so that data center operators would pay for the network costs that they cause or accelerate, together with any associated network infrastructure costs. The ECMC has separately flagged its intention to require data centers to fully offset their electricity demand by investing in renewable energy generation and demonstrating firmed capacity. Each Australian state and territory is separately considering how to regulate data centers, including how to address energy, water, and renewable energy policy concerns associated with data center growth. If implemented, these or similar measures could increase our network, connection or compliance costs in Australia, affect the economics or timing of our development activities in Australia, or otherwise restrict our ability to operate or expand data center capacity in Australia in the manner we currently intend.
The AI market in Australia continues to evolve at a rapid pace, with growing demand from customers and the development of new technologies. These features, together with regulatory change, including in the areas of privacy, data governance and intellectual property, may impact our customers in the future and, consequently, demand for our AI Cloud Services.
Data Privacy and Security Laws
Numerous laws, regulations and standards govern the collection, use, access to, confidentiality and security of personal information (such as health or financial information) and other types of regulated information (such as health or financial information), data breach notification requirements and critical infrastructure requirements, and could apply now or in the future to our operations or the operations of our partners. Such privacy and security laws, regulations and other related obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
In the U.S., numerous federal and state laws and regulations, including data breach notification laws and security laws and consumer protection laws and regulations govern the collection, use, disclosure and protection of personal information. In Canada, existing federal, provincial and territorial laws and regulations govern privacy, data protection, cybersecurity, consumer protection, anti-spam, data breach notification. Some provincial laws already regulate automated decision-making technology; in addition there is proposed legislation at the federal level that will also regulate automated decision-making data processing, impose new privacy and data protection obligations, create fines and penalties commensurate with those under the General Data Protection Regulation and establish a new Digital Safety Commissioner to regulate certain activity on the Internet.
Refer to “Item 1A. Risk Factors—Risks Related to Regulations, Regulatory Frameworks and Political Intervention—We are subject to governmental regulation and other legal obligations related to data privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.”

Digital Asset Regulations
U.S. Regulation
The laws and regulations applicable to digital assets are evolving and subject to interpretation and change. Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., most digital assets are subject to overlapping, unclear and evolving regulatory requirements. As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including The Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), the Treasury Department Office of Foreign Assets Control (“OFAC”), the Commodity Futures Trading Commission (“CFTC”), SEC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice (“DOJ”), the Department of Homeland Security (“DHS”), the Federal Bureau of Investigation (“FBI”), the U.S. Internal Revenue Service (“IRS”), the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”) and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and digital assets exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of digital asset trading platforms or other service providers that hold custody of digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to criminal investigations, SEC enforcement actions and other regulatory activity across the digital asset ecosystem. The current administration has since withdrawn or voluntarily dismissed most of the then-pending enforcement actions and many of the regulatory initiatives that occurred under the prior administration.
There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. The CLARITY Act was passed by the House of Representatives in July 2025, and another version of the CLARITY Act passed out of a Senate committee in May 2026, but has not yet been taken up by the full Senate. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such bill may entail.
Furthermore, changes in U.S. political leadership and economic policies have resulted in a marked shift in federal policy towards digital assets and digital asset markets. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional Bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the Department of Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. Government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. In January 2025, President Trump issued an Executive Order that outlined the administration’s commitment to “strengthening American leadership in digital financial technology” and established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administrations “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a Central Bank Digital Currency, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace decentralized finance, or DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

There is no federal law that specifically regulates digital assets (other than payment stablecoins) and digital asset markets in the United States, although the working group’s report recommends that Congress enact such legislation, and Congress has and continues to take efforts to enact such legislation, such as through the CLARITY Act. In the absence of such legislation, depending on the regulatory characterization of the digital assets we mine, the markets for those digital assets in general, and our activities in particular, our business and digital assets operations may be subject to one or more regulators in the United States. The SEC, under the prior administration, and some U.S. state securities regulators have and continue to institute legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest Digital Asset Trading Platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it planned to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint led to volatility in digital asset prices, including the price of Bitcoin. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigations or enforcement actions into many other digital asset market participants as well.
In January 2025, the SEC launched a Crypto Task Force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff have also been using interpretive, exemptive, and other authorities with respect to digital asset markets. In March 2026, the SEC issued a Commission-level interpretation clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. The interpretation lists 18 crypto assets, including Bitcoin, that as of the date of the release, qualify as “digital commodities,” which are non-security crypto assets. The CFTC joined the interpretation to provide guidance that the CFTC and its staff will administer the CEA consistent with the interpretation. Even if a crypto asset is deemed to be a non-security crypto asset (such as a digital commodity), the interpretation takes the view that the non-security crypto asset may still be subject to an investment contract, even in the secondary market—and thus secondary market transactions, even in such non-security crypto assets, might be subject to the federal securities laws.
According to the CFTC, at least some digital assets, including Bitcoin, fall within the definition of a “commodity” under the CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over Bitcoin futures contracts and certain other digital assets derivatives. However, the NFA does not have regulatory oversight authority for the cash or spot market for digital asset commodities trading or transactions. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade. Similar to SEC Chairman Atkins, CFTC then-Acting Chairman Pham announced on August 1, 2025 a “crypto sprint” to begin implementing the recommendations of the working group report.
In May 2019, FinCEN issued guidance relating to how the Bank Secrecy Act (“BSA”) and its implementing regulations relating to money services businesses apply to certain businesses that transact in convertible virtual currencies. Under this guidance, an entity conducting “money transmission services” related to Bitcoin would constitute money transmission services for “virtual currency” or “convertible virtual currencies” and thus may be deemed a “money services business” that would be subject to the BSA and its implementing regulations. Although the guidance generally indicates that certain mining and mining pool operations will not be treated as money transmission services, the guidance also addresses when certain activities, including certain services offered in connection with operating mining pools such as hosting convertible virtual currency wallets on behalf of pool members or purchasers of computer mining power, may be subject to regulation. Although we believe that our mining activities do not presently trigger FinCEN registration requirements under the BSA, if our activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation, under federal law, we may be required to register at the federal level and comply with laws that may include the implementation of anti-money laundering programs, reporting and recordkeeping regimes and other operational requirements. In such an event, to the extent we decide to proceed with some or all of our operations, the required registration and regulatory compliance steps may result in extraordinary, non-recurring expenses to us, as well as ongoing recurring compliance costs, possibly affecting an investment in the Ordinary shares, operating results or financial condition in a material and adverse manner. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.
States such as California and Louisiana, and state financial regulators such as the New York State Department of Financial Services (“NYDFS”) have also implemented licensure regimes, or repurposed pre-existing fiat money transmission licensure regimes, for the supervision, examination and regulation of companies that engage in certain digital assets activities. The NYDFS requires that businesses apply for and receive a license, known as the “BitLicense,” to participate in a “virtual currency business activity” in New York or with New York customers, and prohibits any person or entity involved in such activity from conducting activities without a license. Subject to certain exemptions, virtual currency business activity includes virtual currency transmission, storing, holding, maintaining custody, buying or selling as a customer business or controlling, administering or issuing virtual currency. Louisiana also has enacted a licensure regime for companies engaging in a “virtual currency business activity.” In October 2023, California enacted the Digital Financial Assets Law (“DFAL”). As of July 1, 2026, DFAL prohibits any person or entity engaging in digital financial asset business activity or holding itself out as being engaged in digital financial asset business activity, with or on behalf of a resident of California (including businesses with a place of business in California), unless that person or entity either (i) holds a license under the DFAL, (ii) has submitted an application for such license on or before July 1, 2026 and is awaiting approval or denial of that application, or (iii) is exempt from licensure. Once licensed, the licensee must comply with requirements related to record maintenance, fee and risk disclosures, cybersecurity, customer protection, and anti-fraud and anti-money laundering. Subject to certain exemptions, digital financial asset business activities under the DFAL include: exchanging, transferring, or storing a digital financial asset; holding electronic precious metals or electronic certificates representing interests in precious metals on behalf of another person or issuing shares or electronic certificates representing interests in precious metals; and exchanging one or more digital representations of value within certain online gaming systems. “Digital financial assets” are defined by the DFAL as any “digital representation of value that is used as a medium of exchange, unit of account, or store of value, and that is not legal tender, whether or not denominated in legal tender,” but that does not include (i) a transaction in which a merchant grants, as part of an affinity or rewards program, value that cannot be taken from or exchanged with the merchant for legal tender, bank or credit union credit, or a digital financial asset, (ii) a digital representation of value issued by or on behalf of a publisher and used solely within an online game, game platform, or family of games sold by the same publisher or offered on the same game platform, or (iii) a security registered with or exempt from registration with the SEC or a security qualified with or exempt from qualifications with the department.
Some state legislatures have amended their money transmitter statutes to require businesses engaging in certain digital assets activities to seek licensure as a money transmitter, and some state financial regulators have issued guidance applying existing money transmitter licensure requirements to certain digital assets businesses. Some state money transmitter statutes define money (or the applicable defined term under the relevant money transmitter statute) as including legal tender in the U.S. or abroad, which would include Bitcoin. The Conference of State Bank Supervisors also has proposed a model statute for state level digital assets regulation. Although we believe that our mining activities do not presently trigger these state licensing requirements in any state in which we operate or plan to operate, if our activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation under the law of any state in which we operate or plan to operate, we may be required to seek a license or register at the state-level and comply with laws that may include the implementation of anti-money laundering programs, reporting and recordkeeping regimes, consumer protective safeguards and other operational requirements. In such an event, to the extent we decide to proceed with some or all of our operations, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us, as well as ongoing recurring compliance costs, possibly affecting an investment in our Ordinary shares or our net income in a material and adverse manner. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.
There is also increasing attention being paid by United States federal and state energy regulatory authorities as the total electricity consumption of data center operations grows and potentially alters the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies are also actively reviewing or discussing legislation to address the impact of data center operations in their respective states. See “Risk Factors—Risks Related to

Regulations and Regulatory Frameworks—Bitcoin mining and AI Cloud Services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power,” and “—Governments, politicians, regulators and utilities may potentially restrict or delay the ability of electricity suppliers to provide electricity and timely grid connections to AI Cloud Service providers or Bitcoin miners, including us, or AI Cloud Services or Bitcoin mining generally.”
Regulation Outside the U.S.
Until recently, digital assets taking the form of assets designed for the exchange of value (such as Bitcoin) generally remain outside of the financial services regulatory perimeter at an EU level and in a number of EU member states (as well as the UK), other than in respect of anti-money laundering (as discussed below). Nonetheless, the regulatory treatment of any particular digital assets is highly fact specific. However, the adoption of the “Markets in Crypto Assets Regulation” (also known as “MiCA”) has had a significant impact on firms engaging in digital asset related businesses in the EU. MiCA, which entered into force on June 29, 2023, establishes a harmonized pan-EU regulatory regime for crypto-assets. While a small number of crypto-assets are already subject to existing financial services legislation, such as security tokens that qualify as financial instruments under the recast Markets in Financial Instruments Directive, MiCA applies to unregulated crypto-assets (for example, Bitcoin and Ether) as well as asset-referencing tokens. Many of the operative provisions of MiCA came into effect in 2025. Issuers of certain types of tokens and crypto-asset service providers (CASPs) need to comply with the detailed requirements of MiCA, which in relation to CASPs means applying for authorization from their home member state regulatory authority and complying with governance, prudential, conduct of business and transparency standards. MiCA does not extend licensing requirements to digital asset mining activities, however, certain companies are required to disclose to investors energy consumption data associated with mining activities.
In the UK, measures have been adopted that will bring currently unregulated crypto-assets within the regulatory perimeter. For example, marketing materials in relation to “qualifying crypto-assets” are now subject to the restriction on communicating financial promotions. That means firms are only be able to advertise their crypto-asset related services to UK customers if they are registered with the Financial Conduct Authority (FCA) under the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017, the content of the advertisement is approved by a person authorized under the Financial Services and Markets Act 2000 (FSMA 2000) in the UK or the communication falls within an applicable exemption. In addition, legislation has been passed that will bring certain crypto-assets and crypto-asset activities within the scope of existing UK financial services regulation in 2027. The activities covered by the legislation include (i) safeguarding qualifying crypto-assets; (iii) operating a crypto-asset trading platform; (iv) dealing in qualifying crypto-assets as principal or as agent; (v) arranging deals in qualifying crypto-assets; and (vi) staking qualifying crypto-assets. Once implemented, any person performing these crypto-asset activities “by way of business” in the UK will need to be authorized by the FCA in the same way as traditional financial service providers. At present, digital assets mining activities are not subject to any financial regulatory authorization requirements in the UK. This will not change following the implementation of the new regulatory regime for crypto-assets in 2027.
As a result of the measures adopted by the EU and the UK described above, firms carrying on crypto-asset activities and providing services to clients will, or will in the near future, become subject to the types of regulatory requirements that apply to traditional financial services firms, such as the need to obtain authorization, conduct of business and systems and controls standards and regulatory capital requirements.
At present, the proposals do not extend to digital assets mining activities, however, certain companies will be required to disclose to investors energy consumption and carbon emission data associated with mining activities.
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
The Canadian Securities Administrators (“CSA”) have issued regulatory guidance on the circumstances under which the CSA will consider an entity that facilitates transactions relating to “cryptoassets” to be subject to provincial securities and derivatives regulatory requirements in relation to exchange or platform recognition and dealer registration. Although Bitcoin itself is not generally regulated as a “security” under provincial securities laws, the CSA have taken the view that where a cryptoasset trading platform does not provide immediate delivery of a cryptoasset to a customer and if ownership, possession and control of a cryptoasset do not pass upon delivery of the cryptoasset, the customer’s contractual rights relating to the cryptoasset may constitute a ‘security’ or derivative under Canadian securities laws.
In June 2023, the Canadian government modified its value added tax (“GST/HST”) legislation specifically in relation to businesses that are involved in Canadian Bitcoin-related activities (including mining activities) and their associated suppliers. These legislative changes can eliminate the recovery of GST/HST in Canada on taxable inputs to our business. Any such unrecoverable GST/HST increases the cost of all taxable inputs to our business in Canada including electricity, capital equipment, services and intellectual property acquired by our subsidiaries that operate in Canada. We are currently subject to audits and an administrative appeal relating to GST/HST “input tax credits,” and the outcome of such audits and appeal could reduce the amount of certain input tax credits we are able to recover for certain historical periods as well as going forward. See Note 29 to our consolidated financial statements included in this Annual Report for further information.
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
Environmental, Health and Safety Matters
Our operations and properties are subject to extensive laws and regulations governing health and safety, the discharge of pollutants into the environment or otherwise relating to health, safety and environmental protection requirements in countries and localities in which we operate. These laws and regulations may impose numerous obligations that are applicable to us, including acquisition of a permit or other approval before conducting construction, commencing operations or other regulated activities; restrictions on the types, quantities and concentration of materials and substances that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas, such as wetlands or areas with endangered plants or species; imposition of specific health and safety standards addressing worker protection from work-related health and safety risks; imposition of certain zoning, building code and energy-efficiency standards and imposition of significant liabilities for pollution, including investigation, remedial and clean-up costs. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations, among other sanctions, that could have a material adverse effect on our financial position, results of operations and cash flows. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released into the environment, including at current or former properties owned or operated by us, even under circumstances where the hazardous substances were released by prior owners or operators or the activities conducted and from which a release emanated complied with applicable law. Moreover, it is not uncommon for neighboring landowners, community groups, activists and other third parties to file claims for personal injury, property damage and nuisance allegedly caused by noise or the release of hazardous substances into the environment.
Environmental, health and safety laws and regulations are subject to change. The trend in environmental regulation in certain jurisdictions has been to place more restrictions and limitations on activities that may be perceived to impact the environment or exacerbate climate change impacts, and thus there can be no assurance as to the impact or amount or timing of future expenditures for environmental regulation compliance or remediation. New or revised laws and regulations, including any related to data center operations, Bitcoin mining or AI Cloud Services, that result in increased compliance costs or additional operating restrictions, or the incurrence of environmental liabilities, could have a material adverse effect on our financial position, results of operations and cash flows.
Energy and water
Concerns have been raised about the amount of electricity required to power, and water required to cool, data center operations, including to secure and maintain AI Cloud Services and digital asset networks. As described above, we procure electricity under arrangements tailored to the structure of the applicable regional power market. Due to concerns around water and power consumption (including from local community and public interest actors), including as they relate to public utilities companies, as well as the impacts of greenhouse gas emissions associated with fossil fuel based power on global climate change, or other environmental issues such as biodiversity, pollution and local amenity, or social issues such as human rights and labor markets, various foreign, local, state, provincial and federal authorities have implemented, or are considering implementing, moratoria, planning restrictions or other limitations on the provision of land, water or electricity to data center developments, AI Cloud Services and digital asset mining in general.
See “Item 1A. Risk Factors—Risks Related to Our Business—Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our operations and financial performance,” “—Risks Related to Our Business—AI Cloud Services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power,” and “—Governments, politicians, regulators and utilities may potentially restrict or delay the ability of electricity suppliers to provide electricity and timely grid connections to AI Cloud Service providers or Bitcoin miners, including us, or AI Cloud Services or Bitcoin mining generally.”
Intellectual Property
Our ability to conduct our business in a profitable manner relies in part on our proprietary methods and designs, which we protect as trade secrets. We rely upon trade secret laws, physical and technological security measures and contractual commitments to protect our trade secrets, including entering into nondisclosure agreements with employees, consultants and third parties with access to our trade secrets. However, such measures may not provide adequate protection and the value of our trade secrets could be lost through misappropriation or breach of our confidentiality agreements. Furthermore, third parties may claim that we are infringing upon their intellectual property rights, which may prevent or inhibit our operations and cause us to suffer significant litigation expense even if these claims have no merit. See “Item 1A. Risk Factors—Risks Related to Intellectual Property.”
Corporate Information
We were originally incorporated under the laws of New South Wales, Australia, on November 6, 2018 as “Iris Energy Pty Ltd” an Australian proprietary company. On October 7, 2021, we converted into a public company named “Iris Energy Limited” under Australian law, and on November 19, 2021, we closed our initial public offering (“IPO”) in the United States. As of February 15, 2024, we commenced doing business as “IREN” and on November 27, 2024 we changed the name of the Company to “IREN Limited.”
Available Information
Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on the “Investor Hub” section of our website at https://iren.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We use the Investor Hub section of our website and our social media accounts on X @IREN_Ltd and on LinkedIn @IREN as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on or connected to the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, references to website URLs are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS
An investment in our Ordinary shares is subject to a number of risks. You should carefully consider the following risk factors, which should be read in conjunction with all the other information presented in this Annual Report. It is important to note that subsequent developments may impact their relevance. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know about or currently think are immaterial may also impair our business operations. Any of the following risks, if they occur, could materially and adversely affect our business, results of operations, financial condition, and cash flows.

Risks Related to Our Business
We have a history of operating losses, and we may incur net losses in the future.
Since our inception in 2018, our operating expenses in some historical periods have exceeded our revenue, and we have incurred significant operating losses and net losses as a result. We incurred a net loss of $702.6 million for the fiscal year ended June 30, 2026, and while we achieved net income of $86.9 million in 2025, we have historically generally incurred net losses.
We have been expanding and diversifying our revenue sources into AI Cloud Services, and we aim to substantially complete this transition from Bitcoin mining by December 31, 2026. We expect to make substantial additional investments as we continue to grow and expand AI Cloud Services and wind down Bitcoin mining, in addition to ongoing investments to maintain and enhance the efficiency of our operations. However, our investments in such initiatives designed to make our business more efficient and to diversify our revenue sources may not succeed and may outpace monetization efforts. As a result, while we achieved net income in fiscal 2025, we have historically experienced net losses and we may incur net losses in the future as we continue to grow and diversify our business. We may not be successful in executing our business plan and expanding our revenue sources, maintaining profitability, and meeting other metrics to measure success, and you may not achieve a return on your investment.
In addition, our business requires substantial ongoing operating expenditures. Our operating expenses have increased as we grow and develop our managerial, operational and financial resources and systems, and may continue to increase in the future, including as a result of the capital-intensive nature of our industry, increasing inflationary pressures, additional costs associated with tariffs and other trade restrictions, fluctuations and increases in electricity costs, as well as the growth of our business and expanding our AI Cloud Services business in particular. As a result, our operating expenses may be greater than we anticipate in future periods, which would adversely impact our operating results.
Our success will ultimately depend on our ability to achieve and maintain profitability. If we do not reach our operating objectives, and to the extent that we do not generate and maintain cash flow and income, our financial performance and long-term viability may be materially and adversely affected.
Our business has grown rapidly and we have an evolving business model and strategy.
Our business has grown rapidly since our inception. Our business model, which was previously focused on monetizing our data center capacity through Bitcoin mining, has also significantly evolved, and we expect it to continue to do so in the future. During the year ended June 30, 2026, we commenced decommissioning Bitcoin mining hardware and reallocating power and data center capacity toward AI Cloud Services. We aim to substantially complete this transition by December 31, 2026.
Our growth strategy includes expanding and diversifying our revenue sources by expanding into new markets. We began providing AI Cloud Services in 2024, and the continued growth of AI Cloud Services is a key element of this strategy. Expansion plans may take longer or be more expensive than we currently anticipate as a result of evolving market conditions, the capital-intensive nature of our industry, technological developments, customer requirements, competition, the regulatory landscape, sociopolitical and geopolitical factors, our evolving business model or otherwise. Factors including inflation, tariffs, and interest rates may all impact the amount of capital required and the terms upon which we can obtain such capital. We will continue to review our expansion plans in light of such factors, and our expansion plans may be delayed or may change as a result. Our expansion into AI Cloud Services, and any other changes in our business model or modifications to our strategy, may not be successful and they may result in harm to our business. Even if successful, such changes and modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal control and reporting functions.
Moreover, we may not be able to manage growth effectively, which could damage our reputation, limit our growth and adversely affect our operating results. As a result, we are subject to many risks common to growing companies, including under-capitalization, cash shortages, limitations concerning personnel, financial and other resources, lack of revenues and limited profitability or losses. Further, we may not successfully identify all emerging trends and growth opportunities within the AI Cloud Services market or other markets we seek to expand into, and we may lose out on such opportunities. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our growth strategy may take significant time and expenditure to implement and our efforts may not be successful.
The continued development of our existing and planned facilities to implement the expansion of our AI Cloud Services business is subject to various factors, some of which are beyond our control. There may be difficulties in integrating new equipment into existing infrastructure, constraints on our ability to connect to or procure the expected electricity supply capacity at our facilities, defects in design, construction or installed equipment, diversion of management resources, insufficient funding or other resource constraints. Actual costs for development may exceed our planned budget. In particular, our ability to retrofit existing data centers could be challenging and requires alterations and other custom designed solutions to enable the operating environment to function for further AI Cloud Services (for example, to ensure thermal management is aligned with specific hardware requirements), which may not be possible or may be cost-prohibitive.
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
Our ability to complete the purchase of sites that we have contractually secured may ultimately fail due to factors beyond our control (for example, due to non-fulfilment of contractual conditions precedent and default or non-performance by counterparties). In addition, estimated power availability at sites secured could be materially less than initially expected, available too late, delayed, or not available in each case whether at sustainable cost or at all. Furthermore, the ability to secure connection agreements to access such power sources and permits, approvals and/or licenses to construct and operate our facilities could be delayed by regulatory approval processes, may not be successful or may be cost-prohibitive. The policy-driven actions by Governments, or the issuance of any new legislation, government orders or regulations, may reduce the availability and/or increase the cost of electricity in the geographic locations in which our operating facilities are located or desired to be located, or could otherwise adversely impact our business.
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
Our business is capital intensive, we expect to continue to incur substantial capital expenditures to acquire, maintain, and upgrade our hardware over time, to acquire, construct and upgrade data center facilities, and to grow our business, and we may be unable to raise additional capital needed to fulfill our needs, grow our business, or achieve our goals.
We will need to raise a substantial and increasingly larger amount of additional capital in connection with the ongoing expansion and operation of our business, including to finance our business operations, meet existing or new hardware purchase commitments, replace hardware (such as GPUs) as it ages, acquire, develop, construct and upgrade data center facilities, and to respond to competitive pressures or unanticipated working capital requirements.
Furthermore, the rapid pace of technological advancements in GPU hardware presents a risk of hardware obsolescence. As newer and more efficient GPUs are continually developed, existing hardware may quickly become outdated, leading to reduced performance, compatibility issues with new software or systems, and potential difficulties in sourcing customers looking to utilize the hardware. As a result, we expect to incur capital expenditures in connection with the ongoing expansion and operation of our business, and to upgrade our hardware as our hardware ages, or becomes obsolete or outdated. These capital expenditures may be substantial, and in some cases may also be unexpected. If we do not generate sufficient revenue from customers of our AI Cloud Services, we may not realize the benefit of these capital expenditures. Further, if we seek to update our existing hardware in response to significant improvements in available hardware technology or to replace underperforming or malfunctioning hardware, such technology may not be available to us, available on commercially acceptable terms, successfully implemented in our operations or achieve the expected operational performance. If we fail, this will hinder the ability to maintain competitive performance in compute-intensive applications and may have significant adverse impact on our results of operations and may delay or prevent the timely completion of our growth strategies and anticipated increases in data center capacity.
Further, the price of new equipment and hardware required for the ongoing expansion and operation of our business, including GPUs, is subject to market fluctuations. Such fluctuations are influenced by factors including, supply and demand for such equipment. Current demand for NVIDIA GPUs and certain networking equipment far exceeds supply, impacting the price and availability of such hardware. As a result, the cost of new equipment has been and may in the future be unpredictable, and may also be significantly higher than our historical costs.
In addition, we will also need to raise additional capital to fund additional construction at existing or new sites, to develop new sites to increase our data center capacity, and to fund the purchase of additional equipment to increase our operating capacity, continue our development of AI Cloud Services and potentially expand into new markets. In particular, constructing data center facilities for AI Cloud Services requires significant capital expenditures when compared to capital expenditures for Bitcoin mining data center facilities, which was our prior focus. During the fiscal year ended June 30, 2026, we entered into GPU purchase agreements and customer contracts requiring substantial additional capital expenditures, and we expect our capital requirements to remain substantial as we deliver contracted AI Cloud Services capacity and continue to develop our site pipeline. We may experience difficulties with infrastructure development or modification, engineering, or design, which could in the future result in excessive capital expenditures and significant delays. Our efforts to construct and operate data centers may prove more expensive than we currently anticipate and may not result in increased revenue or profitability in the short term or at all.
We may seek to raise additional capital through offerings of debt, equity or equity-linked securities or other financing arrangements, which could adversely affect the market price of our Ordinary shares, dilute the economic and voting interests of our shareholders, rank senior to our Ordinary shares and subject us to terms that restrict our business operations, and such financing may not be available on favorable terms, if at all.

We have in the past and may continue to seek to raise additional capital through offerings of debt securities (including potentially convertible debt securities), which would rank senior to our Ordinary shares upon our bankruptcy or liquidation and which may be senior to our Ordinary shares for the purposes of dividend and liquidating distributions. An issuance of additional equity securities or securities with a right to convert into equity, such as convertible bonds or warrant bonds, could adversely affect the market price of our Ordinary shares and would dilute the economic and voting interests of shareholders. We may be required to accept terms that restrict our ability to incur additional indebtedness or to take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our shareholders. As the timing and nature of any future offering would depend on market conditions and other factors beyond our control, it is not possible to predict or estimate the amount, timing, or nature of future offerings.
We have in the past and may continue to also seek to raise additional capital through various equipment or asset-based financing or leasing arrangements, which would also rank senior to our Ordinary shares upon our bankruptcy or liquidation. Such structures may involve the use of special purpose vehicles, which may be structured to be non-recourse or limited recourse to the rest of the Group or may be supported by guarantees or other forms of credit support from the Company or other members of the Group. Such financing or leasing structures would expose us and the relevant borrower entities to a range of risks. In particular, the ability of the borrower or lessee in a limited recourse structure to satisfy obligations under any such financing or leasing arrangements may be adversely impacted by factors that impact the cash flow generated by the underlying assets, as well as other factors outside our control. For example, in the case of financing or leasing arrangements for GPUs, demand for our AI Cloud Services and our ability to enter into contracts that generate stable revenue streams could adversely impact the relevant borrower’s ability to satisfy obligations or comply with applicable covenants. In the event of any adverse impacts to the relevant borrower’s cash flows, any such borrower may not be able to restructure, refinance or modify any such facility or obtain a waiver on commercially reasonable terms or otherwise, which could lead to a lender or lessor pursuing one or more remedies available to it, including foreclosing on any applicable collateral, any of which could lead to bankruptcy or liquidation of the relevant borrower and could also lead to claims against the Group or terminating a lease and repossessing the relevant equipment. Similarly, where such financing structures include guarantees or other forms of credit support from the Company or other members of the Group, the lender would seek to recover any amounts due under such guarantees or other credit support, which could adversely impact our financial condition, liquidity and cash flows.
We may not be able to obtain additional debt, equity or equity-linked financing, or other forms of financing, on favorable terms, if at all, which could impair our growth and our further development of AI Cloud Services, adversely affect our existing operations and require us to seek additional capital, sell assets or restructure or refinance our indebtedness. In addition, if the terms of additional financing are less favorable or require us to comply with more onerous covenants or restrictions, our business operations could be restricted. Even if we are able to raise such capital, we may not deploy it in such a fashion that allows us to achieve our goals. Any of the foregoing could adversely impact our financial condition, cash flows and results of operations.
The continued expansion of our AI Cloud Services business exposes us to evolving competitive, legal and regulatory risks, including emerging regulation of artificial intelligence.
Due to the rapidly changing nature of our industry, we continuously face new competitors and new business models, and the purchasing behavior and demands of customers in our industry continue to evolve, including as major technology companies develop their own data centers and compute capacity, rather than procuring it from third parties. Many of our competitors are larger, have longer operating histories and significantly greater resources than we do. Certain competitors may have access to more competitively priced power, a greater access to power and a better capacity to timely secure grid connections. In order to be successful, we will need to cultivate new industry relationships and strengthen existing relationships to bring any new solutions and offerings to market, and the success of any AI Cloud Services we develop will depend on many factors, including demand for those solutions, our ability to win and maintain customers, and the cost, performance and perceived value of any AI Cloud Services we develop. As a result, any AI Cloud Services we develop may not be adopted by the market, be profitable, or be viable. Our shorter operating history in AI Cloud Services relative to some competitors could make it more difficult to execute on this growth strategy or adapt to market changes. If we are unsuccessful in continuing to develop and offer AI Cloud Services, our business, results of operations and financial condition could be adversely affected.
Our investments in further developing and offering AI Cloud Services as well as our remaining Bitcoin mining business may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation, results of operations or financial condition. The increasing focus on the risks and strategic importance of certain AI Cloud Services, such as AI Cloud Services, and artificial intelligence technologies, has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating artificial intelligence, and may in the future result in additional restrictions impacting any offerings we may develop, including AI Cloud Services. Complying with multiple evolving laws, rules and regulations from different jurisdictions related to new solutions that we develop could increase our cost of doing business or may change the way that we operate in certain jurisdictions. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions.
For example, the European Union (“EU”) has adopted the Artificial Intelligence Act (“AI Act”), which establishes, among other things, a risk-based governance framework for regulating artificial intelligence systems operating in the EU. There is a risk that the AI Act could have a negative impact on our current or future use of artificial intelligence. For example, the AI Act prohibits certain uses of artificial intelligence systems and places numerous obligations on providers and deployers of permitted artificial intelligence systems, with heightened requirements based on artificial intelligence systems that are considered high-risk. This regulatory framework is expected to have a material impact on the way artificial intelligence is regulated in the EU and beyond. Similarly, other jurisdictions, such as Canada and certain U.S. states, have also implemented or are considering regulatory frameworks and AI strategies. In April 2023, the U.S. Federal Trade Commission, Department of Justice, Consumer Financial Protection Bureau and Equal Employment Opportunity Commission issued a joint statement on artificial intelligence, demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. Such regulatory frameworks, as well as developing regulatory guidance and judicial decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our products and solutions, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could adversely affect our business, financial condition and results of operations.
Furthermore, concerns regarding third-party use of artificial intelligence for purposes contrary to governmental and societal interests, including concerns relating to the misuse of artificial intelligence applications, models, and solutions could result in restrictions on artificial intelligence products. Any such restrictions could reduce the demand for our AI Cloud Services, and negatively impact our business, financial condition and operating results, and damage our reputation.
It is also unclear how our status as an infrastructure provider for customers developing and deploying artificial intelligence applications, as opposed to developing such applications ourselves, will affect the applicability of these existing or proposed laws, regulatory frameworks and other restrictions with respect to any AI Cloud Services we may offer from time to time. However, it is possible that such regimes will impose obligations on infrastructure providers, such as us, to oversee, monitor or restrict the use of AI systems that are trained or deployed on our systems, and/or to ensure compliance with such regulatory frameworks and other restrictions. If our customers violate existing or proposed regulatory regimes or other restrictions, or if they use our services for unlawful, harmful or non-compliant purposes, we could be subject to regulatory investigations, regulatory fines, reputational damage or liability for any such actions, even if we do not control the customer applications. Further, AI Cloud Services customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers, and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise.
These competitive, operational, legal and regulatory risks are evolving and uncertain and could impact our business in ways we cannot predict. Any of the foregoing could limit our ability to expand our offering of AI Cloud Services and continue to grow our business, which could have a material adverse effect on prospects, results of operations and financial condition.
Competition could adversely impact our market share and financial results.
The target market for our AI Cloud Services is competitive, and competition may intensify with expanding and changing product and service offerings, industry standards, customer and market needs, new entrants and consolidations. Our competitors’ products, services and technologies may be cheaper or provide better functionality or features than ours, which has resulted and may in the future result in lower-than-expected selling prices or demand for our products. Some of our competitors have longer operating histories, larger customer bases, more comprehensive IP portfolios and patent protections, more design wins, and greater financial, sales, marketing and distribution resources than we do. These competitors may be able to acquire market share and/or prevent us from doing so, more effectively identify and capitalize upon opportunities in new markets and end-user trends, more quickly transition their products, and impinge on our ability to procure scarce input materials during a supply-constrained environment, which could harm our business. Some of our customers have in-house expertise and internal development capabilities similar to or more advanced than some of ours and can use or develop their own solutions to replace those we are providing. If we are unable to successfully compete in this environment, demand for our products, services and technologies could decrease, which may negatively impact our business.
Failure to effectively realize or manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.
Our current and future growth, including increases in the number of our strategic relationships and our strategy of diversifying our revenue sources, may place a strain on our managerial, operational and financial resources and systems, as well as on our management team. We may not be successful in growing our business, or at managing our growth effectively. We may also fail to adequately develop and expand our managerial, operational and financial resources and systems as we grow. Any of the foregoing could limit our growth and could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our future financial performance is subject to assumptions and projections that may not materialize.
Our financial outlook and projections, including annualized-run-rate revenue and estimated capital expenditures, are based on various assumptions regarding energy and consumption costs, our ability to secure necessary agreements, the successful deployment of new capacity, market demand for our services, and estimates of construction, equipment, financing and other costs associated with the development, construction and commissioning of our facilities to provide AI Cloud Services. These assumptions are inherently uncertain and subject to numerous business, economic, regulatory, and competitive risks and uncertainties that could cause actual results to differ materially from our expectations. Our actual annualized-run-rate revenue and capital expenditures may differ materially from our current projections.
Changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions, could adversely impact our business, prospects, operations and financial performance.
Changes in political and geopolitical conditions may be difficult to predict and may adversely affect our business, prospects, operations and financial performance. For example, changes in political and geopolitical conditions may lead to changes in governmental policies, laws and regulations, including with respect to sanctions, taxes, tariffs, surtaxes and other similar import or export duties, import and export controls or restrictions, tariff rate quotas, and the general movement of goods, materials, services and capital, or may lead to uncertainty as to the potential for such changes. We have data centers and/or data center sites located in North America, Europe, and Australia. We have historically sourced miners and certain other hardware and equipment from suppliers that have previously had, and may continue to have, operations in China and Southeast Asian countries. Accordingly, our business, prospects, operations and financial condition may be significantly impacted by such changes in political and geopolitical conditions, and in particular by changes in international trade policies, including the imposition of tariffs, surcharges and other similar import or export duties, or trade restrictions including tariff rate quotas, as well as by uncertainty with respect to the potential for such changes.
There is currently significant uncertainty about the future relationship between the United States and its trading partners with respect to trade policies, tariffs, and similar policies affecting cross-border operations. The U.S. Government has made and continues to make significant changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business, including escalating tariffs on the import of goods from U.S. trading partners. Between February 24, 2026 and July 24, 2026, the U.S. government also implemented a global “temporary import surcharge” of 10% on many products, under authorities provided for in Section 122 of the Trade Act of 1974. Upon expiration of the Section 122 temporary import surcharge on July 24, 2026, the U.S. government implemented tariffs of up to 10% or 12.5% on imported commodities from 60 U.S. trading partners, with certain items excepted, under authorities provided under Section 301 of the Trade Act of 1974, following a determination by the U.S. Trade Representative that these trading partners have insufficiently implemented or enforced forced labor laws. Other tariffs, taxes, or trade barriers could be imposed by the U.S. on its trading partners, and those trading partners may impose retaliatory tariffs, taxes, or other trade barriers on the U.S. The U.S. Government has also implemented Section 232 tariffs on various items based on a finding that certain imports threaten to impair U.S. national security, including but not limited to certain articles of steel and aluminum; passenger vehicles, trucks, and automotive components; and articles of copper. The U.S. Government has also imposed, increased, or maintained additional Section 301 tariffs of 7.5%-100% on certain commodities from China. The scope of these tariffs and exclusions is subject to change. Additional trade-related investigations by the U.S. government are in progress and could result in the imposition of additional tariffs, including under Sections 232, 301, 122, and 338.
The recent changes in tariff and trade policy underscore the uncertainty regarding the future relationships between the United States and its trading partners. In response to these and other U.S. trade measures, China, Canada, and other affected countries have taken or threatened to take retaliatory actions to respond. Such actions include the imposition of retaliatory tariffs on imports of products of U.S. origin, the imposition of export controls on a wide array of products (including rare earth metals and other critical minerals), as well as other actions. The adoption of retaliatory actions by targeted countries has prompted and could prompt the United States to further increase its tariff measures, and continued escalation of tariffs and trade measures could result in the outbreak of a trade war. The trade and tariff policies of the United States and other countries are currently fluid and subject to further changes.
While we may revisit our procurement strategy to attempt to mitigate the impact of such tariffs on our business, including by sourcing hardware and equipment from countries subject to lower tariffs, any such efforts may not be effective. It is also possible that such tariffs and other trade restrictions could limit the availability of hardware and equipment, disrupt our operations, or adversely impact our growth plans. In addition, certain foreign countries have changed, and others may in the future change, their trade policies in response to changes in U.S. tariff policies, including by imposing reciprocal or retaliatory tariffs, surcharges or other similar import or export duties, and trade restrictions including tariff rate quotas, which may in turn escalate and result in a “trade war” or worsen an existing “trade war”. Any escalated trade war could have a significant adverse effect on world trade and the world economy.
Further, the U.S. Customs and Border Protection or other governmental agencies can dispute the origin of any imports into the U.S., which could in turn result in the imposition of higher tariffs than we previously paid or anticipated with respect to such hardware and equipment. For example, in April 2025, we received a Notice of Action (“NOA”) from the U.S. Customs and Border Protection challenging the country of origin of Bitcoin miners imported between April 2024 and February 2025 from Indonesia, Thailand and Malaysia, asserting that the origin of such miners is China and that tariffs are payable at a higher rate of 25% applicable to China as a result. It is possible we may receive similar notices for additional hardware or equipment that we have previously imported, as well as hardware or equipment that are currently in shipment or that we may import in the future, including shipments of GPUs. While we believe these notices of dispute are without merit based on representations and supporting documentation from the seller of the applicable hardware or equipment and have filed protests with the U.S. Customs and Border Protection, if we are unsuccessful we may owe additional tariffs of up to approximately $100 million with respect to the import of such hardware or equipment. Any such additional tariffs could be material and could materially impact our business, prospects, operations and financial performance.
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
As of June 30, 2026, excluding our intercompany indebtedness and liabilities, we had $7,976.0 million principal amount of outstanding indebtedness (consisting of $7,705.6 million of debt (see Note 23. Debt) and $270.4 million of finance leases (see Note 22. Finance leases)), and approximately $1,825.4 million of trade and other payables. We have also entered into equipment leasing arrangements with respect to certain GPUs which are supported by guarantees from the Company. We may enter into additional equipment leasing agreements or other equipment financing arrangements from time to time, and expect to incur additional indebtedness to meet future financing needs. For instance, given constrained GPU supply and long lead times, we may commit to purchases of GPU and related hardware and commence the related site development in advance of arranging the asset-backed financing secured against that hardware and the customer cash flows it supports, and in certain cases in advance of executing customer contracts for the related capacity. Our indebtedness and such liabilities could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions and risk of default;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•limiting the ability of some of our subsidiaries to distribute cash from operations up to the Company;
•diluting the interests of our existing shareholders as a result of issuing our Ordinary shares upon conversion of the convertible notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Similarly, we may otherwise be unable to maintain sufficient cash reserves or pay amounts due under our indebtedness and equipment leases, and our cash needs are expected to increase in the future.
We finance our GPU and other equipment, as well as the development and construction of our data centers, through a variety of structures, including subsidiary-level secured financings and arrangements that may be non-recourse or limited recourse to the Company. For example, in May 2026, certain of our wholly owned subsidiaries entered into approximately $3.6 billion of secured GPU financing arrangements secured by, among other things, the GPUs and other assets of, and the customer contract cash flows payable to, the relevant financing group entities. These arrangements contain financial and other covenants (including debt service coverage ratio requirements and mandatory prepayment triggers), restrict the ability of the relevant subsidiaries to distribute cash to the wider group, require certain amounts to be held as restricted cash, and are supported by limited guarantees from the Company in respect of certain performance and shortfall obligations. If the cash flows generated by the underlying assets (for example, the financed GPUs and the associated customer contracts in such financings and arrangements) are insufficient to service these arrangements, or if we fail to comply with the applicable covenants, the relevant lenders and noteholders could accelerate the relevant indebtedness and enforce their security over the relevant assets, and the Company could be required to make payments under any applicable limited guarantees, any of which could have a material adverse impact on our operating capacity as well as our business, results of operations and financial condition.
We also utilize equipment loans, equipment leases and other equipment financing arrangements to finance GPUs and other equipment required for our business. For example, in August 2026, one of our wholly owned subsidiaries entered into financing agreements providing for approximately $2.4 billion of aggregate financing to finance GPU servers and ancillary equipment located at our Mackenzie data center facilities, with funding to occur on a pro rata basis as the relevant equipment is accepted through December 31, 2026. Although our existing equipment loans and leases are entered into through wholly owned special purpose subsidiaries of the Company, as borrowers or lessees, as applicable, payment with respect to such loans or leases are guaranteed by the Company. As a result, if the cash flows generated by the leased equipment are insufficient to fund payments under the applicable financing arrangement (for example, because of insufficient or variable demand for our AI Cloud Services), the relevant borrower’s or lessee’s ability to satisfy obligations under the applicable financing arrangement may be adversely impacted. In any such case, the relevant borrower or lessee may not be able to restructure, refinance or modify the applicable financing arrangement or obtain a waiver on commercially reasonable terms or otherwise, which could lead to the applicable lender or lessor seeking payment from the Company and/or pursuing one or more remedies available to it, including terminating the financing arrangement, taking possession of the relevant equipment and seeking to recover any losses or other damages from us. Any of the foregoing could have a material adverse impact on our operating capacity as well as our business, results of operations and financial condition.
In addition, any future indebtedness, equipment loans, equipment leases or other financing arrangements that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. Certain of our existing and future financing arrangements may also contain cross-default or cross-acceleration provisions, pursuant to which a default under, or acceleration of, one financing arrangement could result in a default under, or permit the acceleration of, other financing arrangements. If we fail to comply with any such covenants or to make payments under any such indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. Similarly, if we fail to comply with covenants under any financing arrangements, including indebtedness incurred by our subsidiaries to finance projects or equipment, the applicable financing arrangement could be terminated and the relevant collateral could be repossessed by the applicable creditor, which could have a material adverse impact on our operating capacity ability. Any of the foregoing could adversely impact our financial condition, cash flows and results of operations.

A default under any of our financing agreements, including equipment financing arrangements, could trigger cross-default or cross-acceleration provisions under our other financing arrangements. In addition, a default under any of our financing arrangements could impair our ability to finance and complete the development or construction of our data center facilities and our ability to continue to operate the relevant facilities. Any resulting delay or failure in the development or operation of data center facilities could materially affect our ability to generate revenue from the relevant facilities and lead to default under our customer contracts, which may result in significant payments under relevant customer contracts being reduced or delayed, expose us to service credits, damages or other liability, or give rise to termination rights under our customer contracts, any of which could have a material adverse impact on our business, operating results, financial condition and future prospects.
Our operating results have fluctuated significantly and may continue to fluctuate significantly as a result of several different factors.
Our operating results have in the past fluctuated significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
•our ability to construct, energize, commission and deliver contracted AI Cloud Services capacity in accordance with agreed deployment schedules, and the timing of customer testing and acceptance;
•the utilization of our data centers and deployed GPU fleet, and the timing, pricing, ramp periods and other terms of our customer contracts, including any service credits we may be required to provide;
•the availability, cost and terms of financing for our capital expenditures and growth;
•the performance and availability of the software used to deliver our AI Cloud Services, including orchestration, monitoring and support software;
•the financial strength of market participants and our counterparties and customers;
•increased competition from new and existing competitors, and potential lost opportunities due to the relative financial strength of other market participants;
•changes in consumer preferences and perceived value of AI Cloud Services;
•our evolving business strategy, including expanding and diversifying into additional markets (such as AI Cloud Services) and the development and introduction of existing and new products and technology by us, our competitors or others;
•our ability to effectively grow our AI Cloud Services business and penetrate the market;
•our ability to acquire and retain customers for AI Cloud Services;
•increases in operating expenses that we expect to incur to grow and expand our operations and to remain competitive;
•the level of interest rates and inflation;
•changes in the legislative or regulatory environment or ethical standards, or actions by governments or regulators that impact trade restrictions, the provision of electricity to AI Cloud Services providers, monetary policies or, pending completion of the transition of our Bitcoin mining operations, the digital assets industry;
•the availability, pricing and delivery timing of GPUs, networking and storage equipment, and related installation costs;
•access to cost-effective sources of electrical power and renewable energy or renewable energy certificates;
•our reliance on trusted suppliers for equipment with long and unpredictable lead times, driven by capacity-constrained supply chains for AI infrastructure;
•adverse legal proceedings or regulatory enforcement actions, judgments, settlements or other legal proceeding and enforcement-related costs;
•system or equipment failure or outages, including with respect to our hardware, software, data center infrastructure, power supply and third party networks;
•breaches of security or data privacy;
•our ability to attract and retain talent; and

•prior to the completion of the transition of our Bitcoin mining operations, conditions in the Bitcoin and broader digital asset markets, including the price of Bitcoin, transaction fees, network security, and any market failures or loss of confidence across digital asset markets.
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
The success of our business is highly dependent on our ability to acquire and configure appropriate hardware solutions to meet our obligations under customer contracts, remain competitive and to pursue our growth strategies. In particular, the expansion of our AI Cloud Services business depends on, among other things, the timely delivery of large volumes of GPUs and ancillary equipment. The market price and availability of such hardware can be volatile based on market supply and demand dynamics. Given the long production period to manufacture and assemble hardware and exposure to potential shortages in global semiconductor chip supply, we may be unable to acquire enough hardware or replacement parts on a cost-effective basis, or at all, to meet our obligations under customer contracts or for the ongoing maintenance and expansion of our operations.
In particular, we source certain hardware solutions (such as GPUs, networking and storage equipment utilized for AI Cloud Services) from a limited number of suppliers, including NVIDIA, AMD, Dell Technologies, Lenovo, Supermicro, Gigabyte and leading storage and networking providers. Demand for GPUs and certain networking and storage equipment utilized for AI Cloud Services currently far exceeds supply because few manufacturers are capable of producing a sufficient amount of hardware of adequate quality to meet the significant demand for such equipment.
As a result, supplies of equipment we require in order to develop, construct, operate and maintain our facilities or to pursue our business strategy, may not be available when required on terms that are acceptable to us, or at all. If we cannot obtain a sufficient quantity of equipment at commercially acceptable prices and on a timely basis, our ability to meet our obligations under customer contracts, our ability to generate revenue under our customer contracts, our growth expectations, our ability to expand into additional markets, as well as our liquidity, financial condition and results of operations, will be adversely impacted and any such impacts could be material.
Additionally, our third-party manufacturers and suppliers may be late in delivery, cancel or default on their supply obligations or deliver underperforming or faulty equipment. In particular, there have been industry-wide delays affecting the supply of certain hardware solutions (such as GPUs and certain networking equipment utilized for AI Cloud Services) by certain suppliers, and there can be no assurance that such delays will not persist or occur again in the future. For example, delivery delays due to industry-wide component shortages, principally relating to NVIDIA equipment, have in the past resulted in delayed delivery of certain equipment required to meet our obligations with respect to the delivery of Horizon 1 under the Microsoft Agreement, and we may experience similar or other delays in the future. While Horizon 1 was delivered to, and accepted by, Microsoft in August 2026, Horizon 2-4 is targeted for delivery in phases in calendar Q4 2026, with grace periods under the Microsoft Agreement for delivery extending from mid-Q4 2026 to the beginning of Q2 2027. We may also experience similar or other delivery delays in the future.
Equipment purchase contracts may not be favorable to purchasers and we may have little or no recourse in the event an equipment manufacturer defaults on its supply obligations or delivers underperforming or faulty equipment. While some of our supply contracts may contain equipment warranties and protections with respect to late delivery, we may not be able to successfully claim against these warranties, our suppliers may dispute whether any such warranties apply, or they may be inadequate to compensate for the impact to our operating results and financial condition.

It is also necessary for us to establish and maintain relationships with hardware manufacturers in order to secure the supply of hardware solutions to meet our obligations under customer contracts, remain competitive and to pursue our growth strategies. Our competitors may be larger and may have preferred customer relationships that may put us at a competitive disadvantage with respect to securing the supply of such hardware. Even if we are able to procure equipment, we may encounter delays and incur added costs as a result of the time it takes to negotiate terms and install new hardware, the pricing, delivery schedule and other terms of any such alternative source may be less favorable, and we may not be able to procure necessary hardware at commercially acceptable prices or at all in order to meet our obligations under customer contracts, remain competitive and to pursue our growth strategies. Any change in our equipment suppliers could adversely affect our expansion plans, business, financial performance, financial condition and results of operations.
Any delay or failure by any of our suppliers to manufacture and deliver equipment in accordance with the agreed schedules or at all, or any defects in such equipment, could delay or otherwise impact our ability to deliver AI Cloud Services capacity in accordance with the schedules specified in those contracts. If we fail to meet our obligations to deliver AI Cloud Services capacity, the commencement of revenue under the relevant contracts may be delayed or forgone, and we may be required to provide service credits, delay credits, or other remedies, or incur liquidated or other damages, any of which could be significant. In addition, our customers may have the right to reduce their committed capacity or terminate their contracts in certain circumstances if we fail to meet our obligations under customer contracts. While certain of our customer contracts include grace periods with respect to delays in delivery of the contract AI Cloud Services capacity and/or exclude certain types of delays, any such flexibility may not be sufficient to address delays or other issues that we experience. Litigation relating to our equipment supply arrangements, equipment that we acquire or our customer contracts, including relating to the applicability of grace periods or exclusions or equipment warranties or protections, could be costly, time consuming and distracting for management, and could result in significant expenses and liability for us. Our efforts to enforce our rights may be met with defenses, counterclaims and countersuits, and may fail to compensate us for the impact of delivery delays or faulty or underperforming equipment. Any of the foregoing could have a material adverse effect on our liquidity, financial condition and results of operations, and could also harm our reputation, make it more difficult to win future contracts and adversely affect our ability to finance the associated infrastructure.
Our hardware suppliers have previously had, and may continue to have, operations in China, and China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business.
Our hardware suppliers have previously had, and may continue to have, operations in China and a significant portion of our revenues may be derived from material produced in China. Accordingly, our business, financial conditions, results of operations and prospects may be subject, to an extent, to economic, political and legal developments in China.
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

We generally act as our own general contractor for the construction of our data centers and do not have the benefit of a traditional fixed-price engineering, procurement and construction (“EPC”) contract, which limits our contractual protections with respect to construction costs and timelines.
We construct our data centers through our in-house development and construction teams, acting as general contractor under a multi-prime contracting strategy, pursuant to which our internal procurement team procures a substantial majority of equipment and commodities directly and we enter into individual contracts with various counterparties for engineering, procurement and construction, each of which provides for costs, timelines and remedies specific to its respective portion of the works. As a result, we do not have a consolidated fixed-price cost structure or a comprehensive set of liquidated damages protections covering the entirety of a project, as would be typical under a traditional EPC agreement with a general contractor, and no single counterparty bears responsibility for cost overruns, schedule delays, design integration and overall project delivery. We are therefore subject to varying degrees of contractual risk across the individual contractors we engage, and the liquidated damages, delay remedies or other contractual protections available to us may not fully compensate us for cost overruns or delays. In addition, at any given time a portion of the expected construction costs for our developments may remain uncommitted, and third parties we contract with may not deliver equipment or services on a timely basis, within cost estimates, or at all, and we may incur significant additional costs to engage alternative sources if any existing or planned contracted party is unable to fulfill its obligations.
Supply chain and logistics issues for us, our contractors or our suppliers may frustrate or delay our expansion plans or increase the cost of acquiring AI hardware or constructing our infrastructure.
The equipment used in our operations is generally manufactured by third parties using a large amount of commodity inputs (for example, steel, copper, aluminum). Many manufacturing businesses globally are currently experiencing supply chain issues and increased costs with respect to such commodities and other materials and labor used in their production processes, which is due to a complex array of factors including increased demand from the AI Cloud Services, data center, Bitcoin mining, and other industries, and which can occur from time to time. Procurement from suppliers which manufacture equipment outside of North America is also exposed to additional risks such as regulatory changes (for example, a tariff or ban on equipment imported or exported from certain jurisdictions) and global freight disruptions.
Additionally, shortages in global semiconductor chip supply, other supplies, or other equipment may impact procurement timelines for equipment. Shipments of equipment may face significant hurdles due to logistical constraints and bottlenecks. The delivery of equipment is subject to the fluctuations of supply and demand for air and sea freight, as well as the availability of local logistics companies, coupled with possible local congestion at key processing locations, such as airports or pickup warehouses. Additionally, there are inherent risks associated with transit, including potential damage, loss or theft of equipment. Such issues and logistical challenges may cause delays in the delivery of, or increases in the cost of, the equipment used in our operations, which could materially impact our operating results and may delay our expansion plans. Further, if we fail to meet, or are delayed in meeting, our obligations to deliver AI Cloud Services capacity as a result of delays in the delivery of equipment, the commencement of revenue under the relevant contracts may be delayed or forgone, and we may be required to provide service credits, delay credits, or other remedies, or incur liquidated or other damages, any of which could be significant. In addition, our customers may have the right to reduce their committed capacity or terminate their contracts in certain circumstances if we fail to meet our obligations under customer contracts.
OEMs, chipmakers and suppliers of equipment used in our operations (including GPUs and other hardware required for any current or future AI Cloud Services we offer), may from time-to-time increase the prices at which they sell such equipment to us, whether due to increased input costs, strong demand, capacity constraints or other market conditions. We may not have any contractual protection against such price increases, and even where we do, we may not be able to negotiate or enforce terms that fully mitigate their impact in our contracts with customers. Any such price increases would raise the cost of acquiring the relevant equipment and deploying our AI Cloud Services and could materially and adversely affect our business, financial condition and results of operations.
In addition, public health crises, including an outbreak of an infectious disease, terrorist acts, and political or military conflict, such as the conflicts in Europe and the Middle East, have increased the risks and costs of doing business abroad. Many of the manufacturers of our equipment are located outside of the jurisdictions in which we have facilities and sites, necessitating international shipping to enable us to incorporate the equipment into our facilities. Political and economic instability have caused many businesses to experience logistics issues in the past resulting in delayed deliveries of equipment, which could occur again in the future. Supply chain disruptions and increased costs may also occur from time to time due to a range of factors beyond our control, including, but not limited to, fuel price volatility, climate-related risks, seasonal and unseasonal weather events, shipping constraints (for example, blocked shipping canals or closure of shipyards), increased costs of labor, inflationary pressure, freight costs, industrial disputes, political or military blockades and raw material prices along with a shortage of qualified workers. Such supply chain disruptions can potentially cause material impacts to our operating performance and financial position if delivery of equipment for our facilities is delayed.
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
Our growth strategy includes continued expansion of our data centers, with a focus on expanding our AI Cloud Services. Utility providers may not have the necessary infrastructure to deliver power that we may require to implement our development plans, and we may not be able to procure power from or contract with these third parties on commercially acceptable terms. Further, we may experience delays in procuring power due to various factors outside of our control. Even if we are able to procure the power that we may require to implement our development plans, the relevant utility providers may impose onerous conditions that may adversely impact the feasibility or economics of our facilities. Any of the foregoing could adversely impact our growth plans, result in delays, and/or result in additional capital expenditure and other costs with respect to the development of our facilities, which could have a material adverse impact on our business, financial performance, financial condition and results of operations.
Further, third parties, including utility providers, that we rely on for the supply of electricity may not be able to provide electrical power at sufficient levels, or at all, and may not be able to do so consistently. As we continue to increase our focus on, and expand our, AI Cloud Services, we have added alternative sources of backup power supply at certain existing data centers, and we may do so at other data centers in the future in response to customer requirements or otherwise. These backup power supply arrangements are costly to install and any use of such backup power supplies could also be costly. Non-supply or restrictions on the supply of, or our failure to procure sufficient electricity to ensure sufficient backup generation sources for our data centers, could adversely affect our operating performance and revenue by constraining the hardware for any AI Cloud Services we offer that we can operate at any one time. This may adversely impact customers for any hosting or AI Cloud Services we offer, for example by adversely impacting our ability to meet contractual requirements in respect of uptime, availability or performance. If we fail to meet such contractual requirements, our customers may have the right to terminate their contracts with us for hosting or AI Cloud Services, which could lead to the loss of such customers and adversely impact business, financial performance, financial condition and results of operations. Moreover, electricity outages, or the perception that our data centers do not have adequate backup electricity generation, could adversely impact our ability to compete in the market for AI Cloud Services.
Our access to electricity, or sufficient electricity, may be affected by climate-related risks, severe weather (including windstorms, tornadoes and hail), acts of God, natural and man-made disasters, political, regulatory or market operator interventions, utility equipment failure or scheduled and unscheduled maintenance that results in electricity outages to the utility or broader electrical network facilities. These electricity outages may occur with little or no warning and be of unpredictable duration. Texas, for example, has seen an increase in severe weather events, such as flash flooding in July 2025. Such severe weather events can impact our access to electricity for our data centers in Texas. Rising temperatures and extreme heat in the locations in which we operate will increase cooling requirements and corresponding electricity demand for our data center facilities. Further, our counterparties may be unable to deliver the required amount of power for various technical, economic or political reasons. As operation of data centers generally (including, for example, to provide AI Cloud Services) and Bitcoin mining are energy-intensive and backup power generation may be expensive to procure, any backup electricity supplies may not be available or may not be available on commercially acceptable terms, or be sufficient to power some or all of our hardware in an affected location for the duration of the outage. Any such events, including any significant nonperformance by counterparties, could have a material adverse impact on our business, financial performance, financial condition and results of operations.
We may be affected by price fluctuations in the wholesale and retail power markets.
Our power arrangements may vary depending on the markets in which we operate, and comprise fixed and variable power prices, including arrangements that may contain price adjustment mechanisms in case of certain events. Furthermore, some portion of our power arrangements may be priced by reference to published index prices and, thus, reflect market movements outside of our control. A substantial increase in electricity costs could render AI Cloud Services we offer or Bitcoin mining ineffective, not profitable, or not viable for us. Market prices for power, generation capacity and ancillary services are unpredictable. An increase in market prices for power, generation capacity or ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long-term and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:
•increases and decreases in the supply and type of generation capacity;
•instantaneous supply and demand balances;
•changes in network and/or market regulator fees, programs and charges;
•fuel costs and volatility;
•commodity prices;
•new generation technologies;
•changes in power transmission constraints or inefficiencies;
•climate-related risks and volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters, changes in precipitation patterns, and other natural or man-made disasters, including the impacts of the foregoing on the demand for power;
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

In British Columbia, Canada, we purchase our electricity pursuant to a regulated tariff which is subject to adjustment annually. The annual adjustments may result in an increase in the cost of electricity we purchase. Any future BC Hydro rate changes may not be at a similar level, and it is possible future changes could be material increases. We may benefit from certain electricity credits, but such credits may be temporary and our cost of electricity may increase when credits expire. For example, in February 2024, BC Hydro announced an electricity affordability credit that was applicable to our operations in British Columbia, however this credit expired in May 2025. Additionally, British Columbia recently introduced legislative amendments that intend to restrict the electrical capacity available for new data center projects. As of February 1, 2026, the allocation of new electrical capacity for data center purposes in British Columbia is subject to aggregate limits that are allocated under a competitive process administered by BC Hydro. We expect that in Oklahoma we will also purchase power pursuant to a regulated tariff.
In addition, in Texas, the electricity market is largely deregulated and operates through a competitive wholesale market across the vast majority of the state. Electricity prices in the portions of Texas with market-based pricing are subject to many factors, such as, for example: fluctuations in commodity prices including the price of fossil fuels and other energy sources; increases and decreases in generation capacity and load demand; changes in power transmission or fuel transportation capacity constraints or inefficiencies; volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters; technological shifts resulting in changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools, expansion and technological advancements in power storage capability; the development of new fuels or new technologies for the production or storage of power; and changes in or new proposed federal and state power, market and environmental regulation and legislation. High wholesale electricity prices directly impact the price we pay for electricity, and price disruptions in such deregulated markets may result in material increases in the price we pay for electricity in the future, which could have a material adverse effect on our business, financial performance, financial condition and results of operations.
As part of our electricity procurement strategies in Texas, we may participate in demand response programs, load curtailment in response to prices, or other programs, including the use of automated systems to reduce our power consumption in response to market signals. Such automated systems may activate incorrectly or fail from time to time, or our manual operations may not be able to respond as intended, and our participation in demand response programs, load curtailment in response to prices, or other programs, may not result in lower realized electricity prices or additional revenue earned. In addition, some demand response programs have regulatory compliance obligations that, if not adhered to or met, may result in fines or penalties.
In Spain, we do not expect to consume material amounts of electricity until our facilities commence commercial operations, and the following risks will apply from the commencement of those operations. Spain operates a marginal wholesale electricity market with a high penetration of renewable generation. Periods of very low or near-zero prices resulting from renewable oversupply may alternate with sharp price spikes when natural gas-fired generation sets the marginal price, and Spanish wholesale prices frequently decouple from prices in continental Europe, meaning local supply or demand shocks may not be damped by imports. In addition, Spain has no material domestic natural gas production, and natural gas prices and EU carbon costs are expected to continue to set marginal power prices notwithstanding the continued growth of renewable generation; disruptions to LNG supply routes may therefore feed through to wholesale electricity prices quickly. While we may seek to enter into power purchase agreements to manage our exposure to wholesale electricity prices, such arrangements reshape rather than eliminate this exposure: absent an appropriate price cap we would remain exposed to extreme prices, and a renewables-shaped power purchase agreement would leave us with shape, profile and balancing exposure against a 24/7 load, as well as collateral and counterparty credit risk. Further, the costs of ancillary and balancing services in Spain, including frequency control, balancing and reactive power, have risen in recent years and could rise further in the future, and network tariffs and system charges, which comprise fixed and consumption-based components updated annually by the CNMC and the Spanish government, have historically operated within a fairly stable framework but remain subject to regulatory or political change. Electricity-specific taxes in Spain may also change. Any of the foregoing could increase the cost of electricity we purchase in Spain and could have a material adverse effect on our business, financial performance, financial condition and results of operations.
In Australia, we do not expect to consume material amounts of electricity until our facilities commence commercial operations, and the following risks will apply from the commencement of those operations. In South Australia, we expect to procure electricity through the National Electricity Market, and we will have direct exposure to South Australian wholesale electricity prices unless and to the extent that such exposure is mitigated through power purchase agreements, financial hedges or other power procurement arrangements. In addition, our electricity costs will include network tariffs and other regulated charges, which may change over time through the Australian Energy Regulator’s regulatory processes. The cost and availability of electricity may also be affected by changes to National Electricity Market rules, network investment and system-security requirements as South Australia continues to transition toward a higher-renewables electricity system. We may also incur additional costs associated with balancing, firming and ancillary services where our contracted renewable generation does not match the timing and profile of our 24/7 load. Our ability to mitigate wholesale price exposure through power purchase agreements or other hedging arrangements will depend on the availability of suitable products, including their tenor, volume, pricing structure and shape. Renewable power purchase agreements may provide substantial protection against energy price volatility but may leave us exposed to profile, basis, balancing and residual volume risk, and we may also remain exposed to counterparty credit and collateral requirements under such arrangements. Any of the foregoing could increase the cost of electricity we purchase in Australia and could have a material adverse effect on our business, financial performance, financial condition and results of operations.
Arrangements we make to mitigate price disruptions (for example, from time to time, we seek to purchase electricity market derivatives or hedges to minimize wholesale price volatility) may not be successful in mitigating volatility or increases in wholesale market prices. Increases and fluctuations in the cost of electricity we purchase could have a material adverse effect on our business, financial performance, financial condition and results of operations. For example, electricity hedge prices vary throughout the year, with higher hedge prices typically during periods where there is expected higher volatility in the ERCOT market. If the expected volatility does not eventuate in the ERCOT market, this may lead to higher power prices as a result of lower revenues from load curtailment in response to prices. Further, if we purchase our electricity from the ERCOT spot market, we may not be able to curtail our operations when prices are high (in particular, we may not be able to curtail our operations relating to the delivery of AI Cloud Services due to customer expectations or requirements relating to uptime), and even if we do curtail the electricity prices may remain high for a long period, meaning our operations are curtailed for extended periods of time, any of which could have a material adverse effect on our business, financial performance, financial condition and results of operations. Any of the foregoing may increase our compliance obligations, affect economic terms for power, or restrict siting or loading of our AI Cloud Services operations.
AI Cloud Services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power.
AI Cloud Services and mining Bitcoin both require significant amounts of electrical power, and electricity costs are expected to continue to account for a material portion of our operating costs. There has been a substantial increase in the demand for and cost of electricity, and this has had varying levels of impact on local electricity supply and public sentiment. The availability and cost of electricity will impact the geographic locations in which we choose to conduct AI Cloud Services and Bitcoin mining, and the availability and cost of electricity in the geographic locations in which our facilities are located will impact our business, cash flows, results of operations and financial condition. In addition, the amount of power required to service our AI Cloud Services depends in part on our customers’ actual workloads and utilization patterns, which are variable, difficult to predict and largely outside our control. Our customers' workloads may require more power than we anticipate when planning, contracting for or provisioning power for our data centers, and we may be required to procure additional power at short notice or at higher prices, or may be unable to do so at all, which could increase our operating costs, constrain the capacity we are able to offer, or adversely impact our ability to meet contractual requirements under our customer contracts in respect of uptime, availability or performance.
Additionally, our projects are located in local areas where renewable sources of power currently form a large portion of the generation mix, and we expect that to continue into the future. Renewable power may, depending on the source, be intermittent or variable and not always available. Some electrical grids have little storage capacity, and the balance between electricity supply and demand must be maintained at all times to avoid blackouts or other cascading problems. Intermittent sources of renewable power can provide challenges as their power can fluctuate over multiple time horizons, forcing the grid operator to adjust its day-ahead, hour-ahead, and real-time operating procedures. Any shortage of electricity supply or increase in electricity costs in any location where we operate or plan to operate may adversely impact the viability and the expected economic return for activities in that location.
Should our operations require more electricity than can be supplied in the areas where our facilities are located or should the electrical transmission grid and distribution systems be unable to provide the regular supply of electricity required, we may have to limit or suspend activities or reduce the speed of our proposed expansion, either voluntarily or as a result of either quotas or restrictions imposed by energy companies or governments, or increased prices for certain users (such as us). If we are unable to procure electricity at a suitable price, we may have to shut down our operations in that particular jurisdiction either temporarily or permanently. As grid conditions get more capacity constrained, governmental entities may place restrictions and curtailments on non-residential customers during times of emergency. Additionally, our data centers, equipment and system, including GPUs, and Bitcoin mining machines would be materially adversely affected by power outages. Given the power requirement, it may not be feasible to run data centers, equipment and systems, including GPUs, or Bitcoin mining machines on back-up power generators in the event of a government restriction on electricity or a power outage, which may be caused by climate-related risks, weather, acts of God, wild fires, pandemics, falling trees, falling distribution poles and transmission towers, transmission and distribution cable cuts, other natural and man-made disasters, other force majeure events in the electricity market and/or the negligence or malfeasance of others. If we are unable to receive adequate power supply and we are forced to reduce our operations due to the lack of availability or cost of electrical power, our business could experience materially adverse impacts.
There may be significant competition for suitable AI Cloud Services and Bitcoin mining sites, and government regulators, including local permitting officials, may potentially restrict our ability to set up AI Cloud Services and/or mining sites in certain locations. The significant consumption of electricity may have a negative environmental impact, including contribution to climate change, which may give rise to public opinion against allowing the use of electricity for AI Cloud Services or Bitcoin mining.
Governments, politicians, regulators and utilities may potentially restrict or delay the ability of electricity suppliers to provide electricity and timely grid connections to AI Cloud Service providers or Bitcoin miners, including us, or AI Cloud Services or Bitcoin mining generally.
The supply of electricity for our existing or future operations, and the interconnection to the transmission system of any facilities we are currently developing or may develop in the future, could be limited or otherwise adversely impacted as a result of political pressure or regulation. Government and regulatory scrutiny related to AI Cloud Services and Bitcoin mining facilities and their energy consumption and impact on the environment has increased and may continue to increase. Some governments and regulators are increasingly focused on the energy and environmental impact of data centers and Bitcoin mining activities in particular, including the impact on the electricity market that may arise from Bitcoin miners’ price responsiveness. This has led to new governmental measures regulating, restricting or prohibiting data centers and Bitcoin mining activities more generally in any of the jurisdictions in which we operate from time to time.
At the federal level in the U.S., legislation has been proposed by various Senators that would require certain agencies to analyze and report on topics around energy consumption in the digital asset industry, including the type and amount of energy used for cryptocurrency mining and the effects of digital asset mining on energy prices and baseload power levels and the effect Bitcoin mining using more than 5MW of power has on greenhouse gas emissions. There have also been calls by various members of Congress on the Environmental Protection Agency (“EPA”) and Department of Energy (“DOE”) to establish rules that would require digital asset miners to report their energy usage and emissions.
Further, in March 2022, ERCOT started requiring large scale digital asset miners to apply for permission to connect to Texas’ power grid, and in April 2022, set up the Large Flexible Load Task Force (“LFLTF”) which has since been rebranded as the Large Load Working Group (“LLWG”), to review the participation of large loads, including data centers and Bitcoin mining facilities, in the ERCOT system. The LLWG has been tasked to develop policy recommendations for consideration by ERCOT relating to network planning, markets, operations, and large load interconnection processes for large loads in the ERCOT network. In addition, in 2025 the Texas government enacted Senate Bill 6, which requires the Public Utility Commission of Texas and ERCOT to create new processes and impose new requirements for the interconnection of facilities with large electrical loads of at least 75MW to the ERCOT system. Senate Bill 6 also requires security type payments as part of the initial interconnection request, and creates a new approval that is required for co-location of generation with large loads. The final regulations resulting from Senate Bill 6 and other processes involving Public Utility Commission of Texas and ERCOT, or any other restrictions on availability of electricity, could result in increased costs we incur in connection with interconnections to the ERCOT, cause changes to how transmission costs are allocated, reduced revenue we generate from participation in demand response or similar programs, reduce the availability of electricity, increased cost of electricity and other costs (including technical and reliability measures such as in connection with large load voltage ride-through), cause delays in the development and/or interconnection of our facilities with transmission systems (including, potentially, delays in grid connection for our Sweetwater sites), impose onerous conditions and obligations, impact the equipment we are required to install at our operations and/or result in more onerous disclosure and compliance burdens, and any of the foregoing could have a material adverse effect on our business, operations, prospects, financial condition and operating results.
On March 4, 2026, ERCOT published Planning Guide Revision Request (PGRR) 145 and Nodal Protocol Revision Request (NPRR) 1325 to establish Batch Zero, a one-time transitional interconnection study process, the Batch Zero Interconnection Study, for ERCOT to evaluate, on a system-wide basis, the reliability impacts of interconnection requests for loads that are 75MW or more, known as a “Large Load”, that meet certain study maturity and commitment criteria. These revisions to the ERCOT’s Planning Guide and Nodal Protocols were approved by the Public Utility Commission of Texas on June 18, 2026 with an effective date of July 11, 2026. We participated during the Batch Zero comment period by submitting public comments to ERCOT as it evaluated Batch Zero. In addition, we worked with the transmission providers for our Texas facilities, AEP Texas Inc. and Lone Star Transmission, LLC, to ensure we submitted the appropriate information for our facilities to these transmission providers in order for our facilities to participate in Batch Zero. Due to recent changes in ERCOT’s Batch Zero procedures, there may be delays in the energization of, or changes to the energization levels at, projects in Texas, including the Company's new and existing projects.
On August 3, 2026, Governor Greg Abbott of Texas issued a directive to the Public Utility Commission of Texas and ERCOT to conduct a comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection process before any additional data centers are approved to move forward. On that same day, ERCOT issued a market notice regarding Batch Zero timelines and processes. By August 7, 2026, ERCOT pursuant to Batch Zero as approved by the Public Utility Commission of Texas, was to notify each interconnecting distribution service provider and transmission service provider of how any Large Load was classified in the forthcoming Batch Zero Interconnection Study. These classifications were to be: load that has already been sufficiently studied for interconnection and therefore is considered base load for the Batch Zero Interconnection Study; load that requires additional study in Batch Zero and would be considered studied load in the Batch Zero Interconnection Study; and load that has not met sufficient criteria to be included in Batch Zero and therefore will require study in a future interconnection process. ERCOT’s August 3, 2026 market notice stated that it was not going to be notifying each interconnecting distribution service provider and transmission service provider of how any Large Load was to be classified. On August 10, 2026, ERCOT filed with the Public Utility Commission of Texas its “Requests for Good Cause Exceptions Relating to Batch Zero Deadlines and Status Update on Additional Matters Including the Long-Term Load Forecast.” In these requests, ERCOT stated that it is was currently developing a comprehensive process to verify that all Large Loads included in Batch Zero to satisfy ERCOT’s planning guide and to collect additional information from developers of data centers and virtual currency mining facilities including the community impact information described in Governor Abbott’s August 3rd letter. According to ERCOT, this process is expected to take several months. We expect, based upon ERCOT’s August 10th requests to the Public Utility Commission of Texas, that once this process is completed ERCOT will then classify as described above the Large Loads submitted as part of the Batch Zero process and begin the Batch Zero Interconnection Study. On August 20, 2026, the Public Utility Commission of Texas issued an order granting ERCOT's requests for good cause exceptions providing the time requested by ERCOT to develop and implement the process to verify all Large Loads included in Batch Zero to satisfy ERCOT's planning guide and to collect the community impact information sought by Governor Abbott.
The OK Ratepayer Protection Act requires any large load customer developer (including new data centers, cryptocurrency mining operations and AI computing facilities, that contract to add 75MW or greater electric load per facility or in aggregate behind a single point of interconnection to an electric supplier’s load after the effective date) to notify adjoining landowners, county commissioners, and the Oklahoma Corporation Commission within 60 days of acquiring land for a qualifying project. HB 2992 also requires utilities to establish separate terms, conditions and tariffs for large load customers, including a minimum 10-year service term. Additionally, Oklahoma’s SB 259, which is slated to become effective on November 1, 2026, prohibits data centers from using groundwater in open-air evaporative cooling systems or other cooling technology that consumes groundwater through evaporation or discharge without recirculation. Further, to receive a groundwater permit, a data center must demonstrate that it will use low-consumptive cooling technology.
In Oklahoma, we have contracted for electric service from Public Service Company of Oklahoma (“PSO”) under a large load rate schedule. PSO’s rates are regulated by the Oklahoma Corporation Commission (“OCC”) and may only be changed through OCC proceedings, including general rate reviews and fuel and purchased power cost recovery mechanisms that pass through PSO’s underlying fuel and wholesale power costs. Accordingly, while we do not expect direct exposure to wholesale market prices in Oklahoma, changes in Southwest Power Pool wholesale energy prices, natural gas prices and PSO’s generation and purchased power costs may be passed through to us, and we do not control the timing or magnitude of any such adjustment. In addition, our arrangements may permit PSO to transition us to new or successor rate schedules approved by the OCC, and we may become subject to rates, terms and conditions of service that differ materially and adversely from those we currently anticipate. PSO has a general rate review pending before the OCC in which the design of a large load tariff applicable to customers such as us is being litigated, including a proposal to establish a separate rate class for customers adding more than 75MW of load and to require such customers to elect between self-supplied generation, utility-supplied generation, or a combination of the two. We cannot predict the outcome of that proceeding.
In Australia, the Australian Government has lodged requests with the Australian Energy Market Commission (“AEMC”) to amend the National Electricity Rules to require data center operators to pay for network costs that they cause or accelerate, together with any associated network infrastructure. The Energy and Climate Change Ministerial Council (“ECMC”) has also flagged a potential requirement for data centers to fully offset their electricity demand by investing in renewable generation and demonstrating firmed capacity. Each Australian federal, state and territory governmental agency is separately considering how to regulate data centers and address environmental and renewable energy policy concerns. Changes to law, policy or regulation could negatively impact our ability to operate our Australian operations in the way we currently anticipate, could result in materially increased regulatory or compliance costs, or adversely impact our business, financial condition and results of operations.
Although there are currently no existing federal laws or regulations that explicitly apply to digital asset mining activities as such, there are certain state regulations which vary state by state. For example, in Texas, miners with an energy capacity of more than 75MW and an interruptible load of more than 10 percent of the actual or anticipated annual peak demand of the facility are required to register their mining operations with the Public Utility Commission of Texas and report certain information to the Public Utility Commission of Texas annually, which shares that data with ERCOT. Similarly, in Oklahoma, the Data Center Customer Ratepayer Protection Act of 2026 applies to new data centers, cryptocurrency mining operations and artificial intelligence computing facilities contracting to add 75MW or more of load per facility, or in aggregate behind a single point of interconnection, after July 1, 2026, and imposes notice and documentation requirements on such customers. In addition, periodically state legislatures may pass new laws that could affect our business. See “—AI Cloud Services are energy-intensive, which may restrict the geographic locations of our operations, in particular, to locations with renewable sources of power,” and “—Government regulators and utilities may potentially restrict or delay the ability of electricity suppliers to provide electricity to Bitcoin miners or AI Cloud Service providers, including us, or Bitcoin mining or AI Cloud Services generally.”
These developments demonstrate that potential policy-driven actions and future actions by Governments, or the issuance of any new legislation, government orders or regulations, may reduce the availability and/or increase the cost of electricity in the geographic locations in which our operating facilities are located or desired to be located, and could have a materially adverse impact on our business. See also “—Risks Related to Our Business—Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our operations and financial performance.”
Any outage or limitation of the internet connection at our sites could materially impact our operations and financial performance.
Our ability to offer AI Cloud Services or other products or services using our data center capacity is dependent on our ability to connect to the internet and any downtime, limitations in bandwidth or constrains may affect our ability to provide such services. We may not have backup internet connections at our operations, and any backup internet connections may not be sufficient to support all of our or our customers’ equipment in an affected location for the duration of an outage, limitations or constraints to the primary internet connection. Additionally, our ability to validate and verify Bitcoin transactions, secure transaction blocks and add those to the Bitcoin network, either directly or through a mining pool, is dependent on our ability to connect to the Bitcoin network or mining pools through the internet. Any downtime, limitations in bandwidth or other constraints may affect our ability to contribute some or all of our computing power to the network or mining pools. Any such events could have a material adverse impact on our operating results and financial condition.
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
For AI Cloud Services, customers require certainty and reliability in up time of those services. Our customer contracts for AI Cloud Services generally include service level commitments, including with respect to uptime. Any outage or limitation of the internet connection at our sites may cause us to fail to meet these commitments, which can entitle customers to service credits or fee reductions and, in the case of significant or repeated failures, may give rise to claims for damages or rights to terminate the affected contracts. Any such failure could also harm our reputation, impair our ability to retain existing customers or attract new ones, and adversely affect our results of operations and financial condition.
Furthermore, the reliability of our internet connection is crucial for maintaining the security of our operations. Interruptions or limitations in connectivity can expose us to increased risk of cyberattacks or unauthorized access, as certain security measures may be compromised during periods of reduced connectivity. In the event of an internet outage or limitations in connectivity, our ability to maintain regular business operations could be severely impacted, potentially leading to decreased revenue, increased operational costs, and damage to our reputation. As we continue to increase our focus on and expand our offering of AI Cloud Services, the reliability of our internet connections could negatively affect our customers who rely on our data center services for our AI Cloud Services and the reliability of such solutions, leading to potential loss of business and long-term financial repercussions. Moreover, internet outages, or the perception that our data centers may be exposed to the risk of internet outages where we have limited or no backup internet connections at all, could adversely impact our ability to compete in the market for AI Cloud Services. Additionally, features of the Bitcoin network, such as decentralization, open-source protocol and reliance on peer-to-peer connectivity, are essential to preserve the stability of the Bitcoin network and decrease of the risk of fraud. A disruption of the internet or the Bitcoin network could affect the ability to transfer Bitcoin, and consequently the value of Bitcoin, as well as our ability to mine Bitcoin. A significant disruption of internet connectivity (for example, affecting large numbers of users or geographic regions) could prevent the Bitcoin network's functionality and operations until the internet disruption is resolved.

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
For example, high voltage circuit breakers represent a single point of failure at many of our sites. Any failure of a high-voltage circuit breaker would result in the site being non-operational. We estimate that the current lead time required to replace the various circuit breakers is 15 to 113 weeks, which lead time could increase. There are other items of equipment at many of our sites that, upon failure, could result in the entire site or certain sections of the site being non-operational. These include, but are not limited to, the high voltage transformers, low voltage transformers and switchgear, all of which currently have estimated lead times ranging from 16 to 72 weeks, and are subject to increase.
Due to the long-lead times required to acquire some of the equipment used in our operations, the failure of such parts could result in lengthy outages at an affected location, and could materially impact our operations, financial results and financial condition.
In addition to electrical infrastructure, the critical systems of our data centers, including cooling systems, generators, uninterruptible power systems, backup batteries, routers, switches and other information technology and networking equipment, are subject to failure, whether as a result of equipment failure or defects, human error or accidents, physical, electronic or cyber security breaches or other incidents, fire, natural or man-made disasters or severe weather, extreme temperatures (including extreme heat and temperatures exacerbated by climate change), water damage or other events, whether or not within our control. Any failure of these critical systems could result in service interruptions for our AI Cloud Services customers and disruption to our Bitcoin mining operations, or give rise to repair or rebuild costs, which could be significant. We provide service level commitments under certain of our customer contracts, and service interruptions or equipment failures could result in significant payments under those contracts being reduced or delayed, expose us to service credits, damages or other liability, or give rise to termination rights, and a court may not enforce any contractual limitations on our liability in the event of a claim arising from a service interruption or similar event. Extreme heat or weather events can also disrupt or delay development of new data centers, which could result in project delays and deferred revenue, the impacts of which can be significant. Significant or frequent service interruptions could also damage our brand and reputation, reduce the confidence of current and prospective customers and impair our ability to attract new customers or re-contract existing capacity.
Serial defects in equipment may result in failure or underperformance relative to expectations and impact our operations and financial performance.
Our operations contain certain items of equipment that have a high concentration from one manufacturer (for example, our GPUs). Additionally, the equipment we rely on may experience defects in workmanship or performance on arrival or throughout its operational life. If such defects are widespread across equipment we have used in the construction of our facilities, we could suffer material outages or underperformance compared to expectations. Such circumstances could adversely affect our business, prospects, financial condition and operating results. Such defects could result in any existing AI Cloud Services customers choosing to use another provider and may adversely impact the competitiveness of our AI Cloud Services, and could also result in a substantial decrease in our mining fleet’s hashrate, leading to reduced rewards and revenue from Bitcoin mining. Such circumstances could adversely affect our business, prospects, financial condition and operating results.
Our Australian operations and development, including our Bundey, South Australia site, will be subject to water, fuel supply, planning and grid-connection risks specific to Australia.
As our data centers in Australia are developed, we and our customers will be reliant on secure and high-quality water for cooling, exposing our business to operational, regulatory and reputational risks. Climate change, drought or changes in local water allocations could substantially increase our costs, constrain capacity or disrupt our operations in Australia. Utilities or governmental agencies may impose more onerous conditions or requirements on water-related approvals, which may result in substantial increases to our operating costs. Macroeconomic volatility caused by geopolitical events also has the potential to result in a shortage of diesel fuel in Australia, leading to higher costs or an inability to access sufficient diesel fuel at all. Any such conditions, requirements or costs may have a material adverse impact on our Australian operations, and/or our financial position, performance and prospects.
Our development of the Bundey site in South Australia, and any future Australian sites, is subject to risks customary to greenfield infrastructure development in Australia, including limitations in obtaining reliable access to the electricity grid or water infrastructure (such as moratoriums, allocation constraints or government regulation that may restrict new connections), delays or the imposition of adverse terms in obtaining planning, environmental and other regulatory approvals, and increases in regulation from Australian federal, state or territory governments or regulators imposing additional conditions on development. Material failures or significant delays in the development of the Bundey site or any other Australian site may have a material adverse impact on our operations, and/or our financial position, performance and prospects.
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
We operate in a competitive and specialized industry where our continued success is in part dependent upon our ability to attract, integrate and retain skilled and qualified personnel, including personnel with the leadership depth and organizational capabilities required to support our growth, including through acquisitions and expansion into new markets, in a timely manner. A loss of key personnel, particularly our Co-Founders and Co-Chief Executive Officers, as well as certain of our other key personnel, or of a significant number of our skilled and experienced employees or, alternatively, difficulty in attracting additional adequately skilled and experienced employees, may adversely impact our operations and financial performance. Further, we operate, and may in the future acquire additional aircraft to support the travel requirements of our management team. As a result, we may be exposed to greater risks in connection with a catastrophic aviation event.
Many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team, sales team, or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees' inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions. The employment contracts of certain of our employees contain non-competition and non-solicitation provisions designed to limit the impact of employees departing the business by restricting their ability to obtain employment with our competitors. In various jurisdictions that we operate, such provisions may not be enforceable, may only be partially enforceable, or may not be enforced, which could impede our ability to protect our business interests.
Additionally, our ability to successfully execute on our growth strategies will depend on our ability to identify, hire, train and retain qualified employees with the right mix of skills to build and maintain relationships with customers and who can provide the technical, strategic, and marketing skills required to develop and expand the AI Cloud Services we offer and any other new products and services we may seek to develop in a timely manner. There is a shortage of qualified personnel in some of these fields, and we are competing with other companies for this limited pool of potential employees. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics, and workforce participation rates. Should our competitors recruit our employees, our level of internal expertise and ability to execute our business plan would be negatively impacted.
In addition, job candidates and existing employees often consider the value of the equity awards and other compensation they receive in connection with their employment. If the perceived value of our compensatory package declines or is subject to significant value fluctuations, which may be the case in periods of high stock price volatility, it may adversely affect our ability to attract and retain highly skilled employees. We may also change the composition of our compensation package offered to employees, including the amount or ratio of cash and equity compensation. Any increases to the amount of cash compensation would increase our cash expenditures, which may impact our business, operating results, financial condition, and prospects and any increase in the amount of equity compensation would impact dilution.
We may not be able to recruit or retain qualified personnel, the right number of qualified people or at the right times and this failure could negatively impact our ability to develop and deliver new services to the market.
We face significant risks related to the cost and availability of labor for the development, construction, operation and maintenance of our data centers.
Our success is highly dependent on our ability to secure labor for the development, construction, operation and maintenance of our data centers, particularly in Texas, where a number of our data centers are located, within our targeted timelines and budgets. This work requires highly skilled personnel, and such personnel are in particularly limited supply for commissioning-phase work. While we have an established in-house general contractor team, our supply of qualified personnel may be constrained by various factors, including intense competition to attract and retain skilled workers.
As a result, we and our subcontractors may face shortages of qualified labor to develop, construct, operate and maintain our data centers, higher than anticipated labor costs or difficulty motivating and retaining qualified personnel, any of which could decrease productivity and cause our actual costs to exceed budget.
This competition may intensify as additional data centers and other large-scale infrastructure projects are developed and constructed in the United States, including in Texas, and any labor shortages affecting the regions in which we operate may materially and adversely affect our ability to successfully develop and construct our data centers on schedule and within budget. In particular, our Childress Site is located in a remote rural part of Texas with a narrow pool of local qualified labor and limited housing and accommodation options. We have in the past needed, and may in the future need to attract workers from outside the area at a premium, including for housing and accommodation, which would increase our labor costs and could result in delays.

Labor availability and cost are also subject to external factors outside our control, including intense competition for skilled workers and leaders across our industry, cost inflation, broader macroeconomic conditions, workforce participation rates, pandemics and other health risks and/or labor disputes or work stoppages. If we or our subcontractors are unable to attract and retain qualified personnel for the development, construction, operation and maintenance of data centers, it could have a material adverse effect on our business, results of operations and cash flow.
We may be unable to appropriately scale our workforce in a sufficiently timely manner to achieve our business objectives and sustain our growth trajectory, which could materially and adversely affect our business and profitability.
Achieving our business objectives and sustaining our growth trajectory will require us to continue expanding our operations at a rapid pace, including by growing, training, managing and motivating our workforce. This will demand substantial management effort, and we may not be able to scale our workforce and operations quickly enough to respond effectively to changes in demand for our AI Cloud Services or to new services requested by our customers. If we are unable to manage this expansion effectively , we may be unable to scale quickly enough to meet competitive challenges or exploit potential market opportunities. Conversely, we may scale too quickly and the rate of increase in our costs and expenses may exceed the rate of increase in our revenue. Either outcome could materially and adversely affect our business, results of operations and profitability. Further, if we fail to meet, or are delayed in meeting, our obligations to deliver AI Cloud Services capacity as a result of labor shortages or otherwise, our ability to generate revenue under customer contracts may be delayed or forgone, and we may be required to provide service credits, delay credits, or other remedies, or incur liquidated or other damages, any of which could be significant. In addition, our customers may have the right to reduce their committed capacity or terminate their contracts in certain circumstances if we fail to meet our obligations under customer contracts.
The acquisition or disposition of businesses, services or technologies, joint ventures or other strategic transactions may not be successful or may adversely affect our existing operations.
As part of our strategy, we have and may continue to seek to acquire businesses, services or technologies or enter into joint ventures or other strategic transactions that we believe could complement or expand our current business, enhance our technical capabilities or otherwise offer growth opportunities.
For example, during fiscal year 2026, we announced or completed a number of strategic transactions, including our acquisition of Mirantis, Inc., a cloud infrastructure software company, our acquisition of Nostrum Group, a data center development platform in Spain, and our acquisition of Awaken, a creative agency. Because we have limited experience in integrating new businesses, we may encounter integration challenges and risk exposures that we cannot anticipate. For example, these transactions expose us to risks associated with integrating acquired businesses, systems and personnel (including software development teams), operating in new lines of business and new jurisdictions (including compliance with the laws and regulations of Spain and the European Union), retaining key employees and customers of the acquired businesses, assuming unknown or contingent liabilities, and recognizing goodwill and other intangible assets that may subsequently be impaired. If we are unable to successfully integrate these or future acquisitions or realize their anticipated benefits, our business, financial condition and results of operations could be materially and adversely affected.
We may not, in the future, be successful in identifying and acquiring additional suitable acquisition targets at an acceptable cost, or at all. Further, joint venture transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint venture. The pursuit of potential acquisitions, dispositions, joint ventures or other strategic transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, regardless of whether or not they are ultimately completed.

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
Acquisitions may also result in dilutive issuances of equity securities, including our Ordinary shares, or the incurrence of debt. The number of equity securities issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding Ordinary shares. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you, which could adversely affect the trading price of our Ordinary shares. In addition, if an acquired business fails to meet expectations, our business, results of operations and financial condition may be adversely affected.
Further, as we may complete acquisitions in new industries and new geographic regions, there is a risk that we may not fully comply with laws, regulations, business operations or risks associated with these industries or regions. There is a risk that we could face legal, tax or regulatory sanctions or reputational damage as a result of any failure to comply with (or comply with developing interpretations of) applicable laws, regulations and standards of good practice. For instance, our acquisition of Nostrum Group, which marks our entry into the European market, exposes us to new risks and regulatory limitations. Our failure to comply with such laws, regulations and standards could result in fines or penalties, the payment of compensation, the cancellation or suspension of our ability to carry on certain activities or service offerings, or interruptions to or adverse effects on parts of our business, and may have an adverse effect on our operations and financial performance.
In addition, we may from time to time, seek to dispose of assets where we believe we can receive value from any such disposition that is accretive to the business. For example, during the year ended June 30, 2026, we commenced decommissioning and disposing of our Bitcoin mining hardware and reallocating power and data center capacity toward AI Cloud Services, and aim to substantially complete the transition by December 31, 2026. We may not be successful in completing any such transaction, disposition, decommissioning, or divestiture, including because there may not be buyers willing to enter into a transaction, we may not receive sufficient consideration for the relevant businesses or assets or the process of selling such businesses or assets may take too long or become too expensive. These transactions, if completed, may reduce the size of our business and we may not be able to replace the volume associated with the business.
We are vulnerable to climate-related risks, severe weather conditions and natural and man-made disasters, including earthquakes, fires, floods, hurricanes, tornadoes and severe storms (including impacts from rain, hail, snow, lightning and wind), as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business, result in substantial costs, and adversely affect our results of operations.
The potential physical impacts of climate change on our properties and operations are highly uncertain and vary with the geographic circumstances of the areas in which we operate, and could lead to damage to equipment, power supply disruptions, project delays, and other interruptions that could harm our business and subject us to substantial costs. These may include natural disasters and extreme weather events (including extreme heat), changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. Natural disasters and other weather-related events have increased in severity in recent years and may become more frequent, including wildfires in British Columbia and extreme heat and tornadoes in Texas. In addition, Texas has experienced devastating flooding and numerous power outages as a result of severe storms and hurricanes. Our recently acquired and announced development sites in Spain and Australia may be exposed to similar or additional climate-related hazards, which we will assess as those projects progress. The increased frequency and severity of natural disasters, extreme weather events (including extreme heat), and other impacts attributable to climate change may materially and adversely impact the cost of production, operational efficiency and financial performance of our operations, and the costs associated with repairing or rebuilding damaged infrastructure and resuming operations could be substantial. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over a sustained period of time and are and are subject to significant uncertainty. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could impact the operational efficiency of our assets or disrupt our supply chain and ultimately our business operations. Extreme heat and increased temperatures could lead to increased demand for cooling systems, grid instability and stressed cooling systems, which could disrupt our operations and result in substantial costs. In addition, disruption of transportation, power and distribution systems could result in delays to potential expansion and construction plans, deferred revenue, substantial, additional costs or reduced operational efficiency. Delays in the delivery of equipment or in the construction and energization of our data centers could also result in a failure to deliver contracted capacity or meet committed availability dates for our AI Cloud Services customers, and could expose us to service credits, penalties or termination rights under customer contracts and adversely affect our reputation and customer relationships, any of which could have a material adverse impact on our business, operating results, financial condition and future prospects.
The reliability and operating efficiency of our GPUs, ASICs, and other equipment are linked to weather conditions, including temperature and humidity. If we are unable to appropriately manage climatic conditions for the operating equipment inside our data centers, whether as a result of long- or short-term variations in weather conditions outside of optimal operating thresholds or failures of our cooling and ventilation equipment, our GPUs, ASICs and other equipment may be subject to reduced operating efficiency, increased equipment failure and higher operating and/or maintenance costs. More severe or sustained climate-related events have the potential to disrupt our business and may cause us to experience higher equipment failure rates, losses and substantial additional costs to resume operations.
Our properties may experience damages, including damages that are not covered by insurance.
Our current and planned operations, including the development, construction and operation of data centers and AI Cloud Services infrastructure, are subject to a variety of risks that could result in significant property damage, equipment loss, business interruption, liability or other losses. These risks include, among others, construction and design defects, equipment failure, electrical or mechanical breakdown, fire, water damage, natural catastrophes and extreme weather events, utility or infrastructure failures, and claims for personal injury or property damage.
We maintain a broad insurance program covering various risks associated with our business and operations, which includes, among other things, property damage, business interruption, construction, equipment and machinery breakdown, and various forms of liability insurance. We determine the types and amounts of insurance coverage, limits, sublimits, deductibles and retentions we maintain based on a number of factors, including the nature and value of our assets, modeled and assessed loss scenarios, geographic and catastrophe exposures, contractual and financing requirements, insurance market capacity, pricing and our assessment of the appropriate level of risk retention.
However, insurance does not cover all potential losses. Our policies are subject to limits, sublimits, deductibles, retentions, exclusions, conditions and other coverage restrictions, and certain risks may be unavailable or uneconomic to insure. In addition, the amount of a loss, including property damage and resulting business interruption, could exceed applicable insurance limits or sublimits. Insurance proceeds may also not fully compensate us for lost revenues, increased costs, contractual liabilities, financing obligations or other economic consequences arising from an insured event.
Our continued expansion into large-scale AI Cloud Services infrastructure may increase these risks. Our facilities may contain significant concentrations of high-value computing equipment and supporting electrical, cooling and other infrastructure. Although our facilities incorporate redundancy, fire protection and other engineering and loss-prevention measures, a significant event could affect multiple assets or systems and result in losses that exceed modeled expectations or available insurance coverage. The increasing scale and concentration of our operations may also affect the availability, capacity, terms and cost of insurance available to us.
The commercial insurance market is subject to changes in capacity, pricing and underwriting appetite, particularly for large data center, technology, natural catastrophe and other concentrated risks. As our operations expand, we may be unable to obtain or renew insurance at existing levels or on commercially reasonable terms, or we may determine that purchasing additional insurance is not economically appropriate. We may therefore retain a greater portion of certain risks.
Further, the availability of insurance coverage following an event depends on the specific facts and circumstances of the loss and the applicable policy terms and conditions. Insurers may dispute coverage, the amount of a loss or the application of policy provisions, and the timing of insurance recoveries may differ from the timing of expenditures or other financial obligations arising from an event.
If we experience losses that are uninsured, exceed our insurance coverage, are subject to significant deductibles or retentions, or for which insurance proceeds are delayed or disputed, we could incur significant costs. Any such event could materially adversely affect our business, operations, financial condition, results of operations and cash flows.
Our business aviation activities expose us to operational, safety, regulatory and financial risks, including the risk of a catastrophic aviation event.
We operate, and may in the future acquire, additional aircraft to support the travel requirements of our management team, customers and business partners across our geographically distributed operations. The ownership and operation of aircraft involves inherent risks, including catastrophic events, mechanical failure, human error and adverse weather conditions, which could result in serious injury or loss of life (including of members of our senior management team), damage to property and the grounding of aircraft. Our aviation operations are subject to regulation, including by the U.S. Federal Aviation Administration, and a failure to comply with applicable regulatory requirements, or to develop and maintain appropriate safety management systems, governance and operational controls, could result in regulatory action, fines, grounding of aircraft or the suspension of operations.
Although we maintain insurance in respect of our aviation operations, such insurance may not be available or adequate to cover all liabilities arising from an aviation-related incident. The occurrence of any aviation-related incident, particularly one involving members of our senior management team, could have a material adverse effect on our business, operations, reputation and financial condition.
A significant portion of our data center capacity and expansion pipeline is concentrated in a limited number of locations, which exposes us to regional regulatory, market, weather and other risks.
A significant portion of our existing and planned data center capacity is concentrated in a limited number of jurisdictions, including in Texas within the ERCOT market. As a result, we are disproportionately exposed to changes in the regulatory environment, market conditions, electricity prices, grid reliability, severe weather events and natural disasters affecting Texas or the ERCOT market. Texas, through its regulatory and economic incentives, has encouraged companies to locate data center operations in the state, and we accordingly face increased competition for suitable sites, power capacity and skilled labor in Texas. If the regulatory or economic environment in Texas were to become less favorable to data center operators or other energy-intensive industries, or if ERCOT market conditions, transmission constraints or extreme weather events were to disrupt our Texas operations, our business, results of operations and financial condition could be disproportionately and materially adversely affected.

We may fail to anticipate or adapt to technology innovations in a timely manner, or at all.
The data center and AI Cloud Services markets are experiencing rapid technological change, including successive generations of GPUs, networking and storage equipment, evolving cluster architectures and rapidly developing software used to deploy, orchestrate and manage AI workloads. In addition, use of artificial intelligence is becoming more prevalent. Failure to anticipate technology innovations or adapt to such innovations in a timely manner, or at all, may result in our current and future capabilities becoming obsolete. The process of developing and marketing new products, services, solutions or capabilities, and implementing the use of new technologies in our business, is inherently complex and involves significant uncertainties. There are a number of risks, including the following:
•our product or service planning efforts may fail in resulting in the development or commercialization of new technologies or ideas;
•our research and development efforts may fail to translate new product plans into commercially feasible solutions;
•our new products or solutions that we offer (including AI Cloud Services) may not be well received by customers or otherwise may fail to achieve their intended purpose or functionality;
•we may not have adequate funding and resources necessary for continual investments in product planning and research and development;
•to the extent that we do not have sufficient rights to use the data or other material or content used in or produced by artificial intelligence tools that we may use in our business, or if we experience cybersecurity incidents in connection with our use of artificial intelligence, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights;
•in the United States, a number of civil lawsuits have been initiated related to the use of artificial intelligence, which may, among other things, require us to limit the ways in which we use artificial intelligence systems in our business;
•the GPUs, networking and storage equipment we deploy, and the cluster architectures and software on which our services rely, may become obsolete due to rapid advancements in technology and changes in customer requirements and preferences; and
•high level of competition in the data center and AI Cloud Services markets means that competitors may introduce superior products or services before we can develop or market our own innovations.
Any failure to anticipate the next generation technology roadmap or changes in customer preferences or to timely develop new or enhanced products or implement use of new technologies in our business, including artificial intelligence, in response could result in decreased revenue and market share. An inability to adapt could tarnish our reputation as an innovator and leader in our industry, further affecting our competitive position and long-term viability. In addition, as the utilization of artificial intelligence becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. We expect that our incorporation of artificial intelligence in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our offerings, to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. Further, our competitors or other third parties may incorporate artificial intelligence into their products more quickly or more successfully than us, which could impair our ability to compete effectively. As a result, the challenges presented with our use of artificial intelligence could adversely affect our business, financial condition and results of operations.
Further, advancements in AI technology, including open-source AI models, may lead to compute and other efficiencies that may impact the demand for AI services, including our infrastructure, which may adversely impact our revenue and profitability. Many of our projections rely on a certain level of demand for AI infrastructure in the future, and if such demand projections prove inaccurate, our business may be adversely affected.
Risks Related to AI Cloud Services
We may not successfully execute the continued build-out and scaling of our AI Cloud Services business, and demand for AI Cloud Services may not develop or be sustained at the levels we anticipate.
We are utilizing certain existing infrastructure and also building out new infrastructure to develop and offer AI Cloud Services to a broad range of customers for a variety of applications, which may include scientific research, engineering, rendering, artificial intelligence and other AI Cloud Services providers. We believe our future success will depend in part on our ability to continue to execute on our growth strategy and expand into new markets.
Although we have expanded our AI Cloud Services capabilities through acquisitions, accumulated operating experience and investments in our technical and engineering teams, our operating history in offering AI Cloud Services is shorter than our history in designing, constructing and operating power-dense data center infrastructure. We may experience difficulties with infrastructure development or modification, engineering, product design, product development, marketing or certification, which could result in excessive research and development expenses and capital expenditure, delays or prevent us from developing and offering AI Cloud Services at all. For example, we have made and may need to continue to make modifications to existing data centers, or modify the design of new data centers, in order to meet customer requirements for AI Cloud Services or provide a competitive offering of AI Cloud Services. Any such modifications (if possible at all) may involve significant capital expenditures, and may result in increased cost of our facilities, delays in our development and construction schedules for our new facilities, or outages at existing data centers. Further, any such modifications could adversely impact the performance of our data centers, including cooling systems and electrical performance, among others. Our focus on developing and offering AI Cloud Services may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for utilization within and development of our existing business. It may also impact our energy strategy, including limiting our ability to curtail energy use and require a different strategy for hedging in the electricity markets in which we operate. Additionally, our ability to develop and offer AI Cloud Services relies on third-party components, including GPUs for which there are limited suppliers, which require significant capital expenditure and may be difficult to procure given the current elevated demand. We may be unable to raise the required capital as a result of the risks described under “Our business is capital intensive, we expect to continue to incur substantial capital expenditures to acquire, maintain and upgrade our hardware over time, to acquire and construct data center facilities, and to grow our business, and we may be unable to raise additional capital needed to fulfill our needs, grow our business, or achieve our goals.”
The market for AI Cloud Services is driven in large part by demand for data center space capable of supporting GPUs, server clusters, specialized or high-performance applications, and hosted software solutions which require fast and efficient data processing, and is characterized by rapid advances in technologies. It is difficult to predict the development of demand for AI Cloud Services, the size and growth rate for this market, the entry of competitive products, or the success of any existing or future products that may compete with any AI Cloud Services we may develop. There has been an increasing number of competitors providing AI Cloud Services, which has resulted in increasing competition and pricing pressure that may cause us to reduce our pricing in order to remain competitive. Meanwhile, if there is a reduction in demand for any AI Cloud Services, whether caused by a lack of customer acceptance, a slowdown in demand for computational power, an overabundance of unused computational power, advancements in technology, technological challenges, competing technologies and solutions, decreases in corporate and customer spending, weakening economic conditions or otherwise, it could result in reduced customer orders, early order cancellations, the loss of customers, or decreased sales, any of which would adversely affect our business, results of operations and financial condition. In particular, the introduction of, and advancements in the efficiency of, AI models could significantly reduce the computational power required to train and deploy AI models, which could reduce demand for high-power density data center infrastructure of the type we operate and are developing. Because certain of our data centers and related infrastructure are optimized for compute-intensive AI workloads, including through high rack densities and liquid cooling, they may be more difficult and costly to repurpose or retrofit for alternative uses than more generalist data center facilities, which could have a disproportionately adverse effect on our business.
We may be unable to construct the data centers that support our AI Cloud Services, or to commission and deliver contracted AI Cloud Services capacity, on schedule, or at all.
Our AI Cloud Services contracts generally specify deployment schedules, testing and acceptance conditions and ramp periods, and revenue generally begins only after the applicable compute has been delivered, commissioned, placed in service and accepted by the customer. Our ability to construct, commission and deliver contracted capacity on schedule depends on a number of factors, some of which are beyond our control, including the completion of construction, retrofit (where applicable) and fit-out of our data centers; the timely delivery and energization of electrical infrastructure and grid connections; the procurement, installation, testing and commissioning of GPUs, networking, storage and other long-lead equipment; the availability and performance of contractors, subcontractors and skilled labor; the receipt of required permits, approvals and licenses; and weather, supply chain and logistics conditions.
If we fail to construct, commission and deliver contracted capacity in accordance with the schedules specified in our customer contracts, the commencement of revenue under those contracts may be delayed or forgone, and we may be required to provide service credits, delay credits, or other remedies, or incur liquidated or other damages, and our customers may have the right to reduce their committed capacity or terminate their contracts, any of which could have a material adverse impact on our business, operating results, financial condition and future prospects. Any of the foregoing could also harm our reputation, make it more difficult to win future contracts and adversely affect our ability to finance the associated infrastructure. In addition, the costs of constructing and commissioning capacity may exceed our budgeted amounts, and delays may result in idle or underutilized assets while related capital, power and financing obligations remain fixed. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we fail to meet applicable service level commitments, we may be required to provide service credits or refunds, and persistent or material failures may give customers the right to terminate their contracts. Our contracts often include indemnities in favor of customers, including in respect of third-party claims regarding intellectual property infringement, and data or security incidents, which could result in significant liability that may not be fully covered by insurance or is limited by contractual liability caps. Customers may also have termination rights in other circumstances. If customers exercise termination or capacity reduction rights, we may be unable to re-contract the affected capacity on comparable terms, on a timely basis or at all, which could result in underutilized assets and could have a material adverse effect on our business, results of operations and financial condition.
Testing and acceptance conditions, ramp periods, service level commitments, service credits, delay credits, indemnities and termination rights in our customer contracts could adversely affect our revenue, margins and results of operations.
Certain of our customer contracts for AI Cloud Services include testing and acceptance conditions that must be satisfied before capacity is placed in service, ramp periods during which committed capacity and associated revenue increase over time as capacity is placed in service, and service level commitments relating to matters such as availability and performance. If deployed capacity fails, or there is a delay in delivering such capacity or satisfying applicable testing and acceptance conditions, the commencement of revenue may be delayed and customers may have rights to reject capacity, reduce their capacity commitments or terminate their contracts. During ramp periods, we may incur all or substantially all of the capital and operating costs of a deployment before the associated revenue is fully realized.
If we fail to meet applicable service level commitments, we may be required to provide service credits or refunds, and persistent or material failures may give customers the right to terminate their contracts. Our contracts often include indemnities in favor of customers, including in respect of third-party claims, intellectual property infringement, misappropriation or other violations, and data or security incidents, which could result in significant liability that may not be fully covered by insurance or is limited by contractual liability caps. Customers may also have termination rights in other circumstances. If customers exercise termination or capacity reduction rights, we may be unable to re-contract the affected capacity on comparable terms, on a timely basis or at all, which could result in underutilized assets and could have a material adverse effect on our business, results of operations and financial condition.
Our AI Cloud Services business has significant customer concentration, we are exposed to counterparty credit risk, and we may be unable to diversify our customer base.
We currently generate a large portion of our AI Cloud Services revenue from a small number of customers, and we expect that a limited number of customers, including under large multi-year contracts, may continue to account for a substantial proportion of our AI Cloud Services revenue for the foreseeable future. For example, we announced a five-year agreement with Microsoft in November 2025, which includes GPU acquisitions and the development of the “Horizon 1,” “Horizon 2,” “Horizon 3” and “Horizon 4” data center facilities representing approximately $9.7 billion of total contract value. In addition, in May 2026 we entered into a five-year cloud services contract with NVIDIA to support its internal AI and research workloads representing approximately $3.4 billion of total contract value. Together, these arrangements represent a substantial majority of our contracted revenue. The loss of, or any material reduction in committed capacity by, any significant customer, or any failure by a significant customer to accept capacity or perform its payment or other obligations, could have a material adverse effect on our results of operations and cash flows.
We are also exposed to counterparty credit risk with respect to our customers. Some of our customers are early-stage and/or private companies operating predominantly in the AI sector, and factors affecting the AI sector generally, or the liquidity or financial condition of our customers specifically, may impair their ability or willingness to perform their contractual obligations to us, including with respect to prepayments and ongoing payments. If a customer becomes a debtor in bankruptcy or similar proceedings, our claims for unpaid and future contractual payments may be subject to statutory caps or other limitations that are substantially less than the amounts owed to us.
While our strategic priority is to broaden and diversify our customer base across customer segments, industries, geographies and workload types, we may be unable to do so on the timeline we anticipate or at all, including as a result of competition, the timing and location of our available capacity, customer requirements and market conditions. If we are unable to diversify our customer base, our customer concentration, and the risks associated with it, may increase.
We may not succeed in maintaining or expanding a customer base for our AI Cloud Services business, may not be successful in generating a recurring stream of revenue from that business and may not be able to provide the right combination of AI Cloud Services.
Our growth strategy includes expanding and diversifying our revenue sources into new markets, and we are continuing to diversify into AI Cloud Services pursuant to that strategy. The success of our expansion into AI Cloud Services is dependent, in part, on our ability to establish and maintain a customer base that generates recurring revenues. While we have scaled our AI Cloud Services business through acquisitions, operating experience and investments in our technical teams, our operating history in AI Cloud Services is shorter than that of some incumbent operators. As a result, our customer acquisition efforts may not be successful or may take longer than anticipated, and we may incur higher costs than anticipated in acquiring customers. To the extent we are not able to enter into contracts with respect to our available AI

Cloud Services, our services will not be fully utilized, potentially for an extended period of time, and we will generate less revenue from our AI Cloud Services business than anticipated.
Further, the sales cycle to acquire and retain customers for our AI Cloud Services may be unpredictable and longer than expected and may require material time and expense. Our direct sales team develops relationships with our customers, and works on account penetration, account coordination, sales, and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will lead to customer commitments. Large enterprises in particular, often undertake a significant evaluation process that further lengthens our sales cycle. As a result, it is difficult to predict whether and when a contract will be completed. The failure of our efforts to secure AI Cloud Services customers after investing resources in a lengthy sales process would adversely affect our business, operating results, financial condition, and future prospects.
Even if we are able to contract all or a portion of our available capacity for AI Cloud Services, customers may prefer to enter into more flexible and short-term arrangements with us, particularly if we are not able to compete effectively to assure potential customers as to the reliability of our AI Cloud Services. While market practice continues to evolve, many contracts in the broader market for AI Cloud Services are of a shorter duration. We currently have a variety of contracts with existing customers with terms ranging from month to month up to five years, and we expect many of our future contracts will have similar terms. As a result, customers of our AI Cloud Services may not enter into long-term service contracts with us, and we may not be able to generate or maintain a recurring stream of revenue from AI Cloud Services. Further, such customers may not renew or sign a further contract when their current contract expires.
Conversely, where we do enter into longer-term customer contracts, the pricing for that capacity is generally fixed or agreed at the time of contracting. If demand for AI Cloud Services continues to grow and market pricing for comparable capacity increases during the term of these contracts, we will not benefit from those increases with respect to capacity already committed under our existing long-term contracts, and our revenue and margins on that capacity may be lower than if we had contracted on shorter terms or closer to prevailing market rates at the time of recontracting. This risk is heightened for our longest-duration contracts and for contracts entered into during periods of lower market pricing.
If we fail to successfully market our AI Cloud Services and retain and attract existing and new customers, then we may not be able to achieve or maintain high utilization rates, and the potential success of our AI Cloud Services business may be less than we anticipate. In particular, the revenue that we generate from our AI Cloud Services may be less than we anticipate and may be more variable from period-to-period than we anticipate. As a result, we may be unable to generate a stable and recurring stream of revenue from AI Cloud Services, and any such revenues may fluctuate significantly. Any of the foregoing could have an adverse impact on our business, operating results, financial condition and future prospects.
Further, if a subset or all of our customers were to experience a decline in revenue, a loss due to unforeseen circumstances, or otherwise experience a downturn in their business for any reason, or if they otherwise decide to discontinue the use of our AI Cloud Services, we may be compelled to offer more flexible terms, lower our prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operating results. Moreover, factors impacting the AI sector or early stage companies more generally may adversely impact a large portion of our customers at the same time, which would exacerbate such risks.
We depend on the timely supply of GPUs, networking and storage equipment from a limited number of suppliers, and the equipment we deploy is subject to rapid technological change and obsolescence.
Our AI Cloud Services require the timely procurement of GPUs, CPUs, networking and storage equipment and related infrastructure, which we source from a limited number of suppliers, including including NVIDIA, AMD, Dell Technologies, Lenovo, Supermicro and Gigabyte. Demand for the latest generations of GPUs and certain networking and memory equipment has at times far exceeded supply, and we may be unable to obtain equipment in the quantities we require, on acceptable terms and pricing, or within the timeframes required to meet our contracted delivery schedules. Supplier allocation decisions, manufacturing constraints, logistics disruptions, tariffs, export controls and other trade restrictions could delay, or increase the cost of, our procurement, or reduce the number of suppliers from which we are able to procure, or the equipment we are able to procure from them, and any failure by our suppliers to perform under supply arrangements could materially impact our operating results and our ability to meet our delivery obligations to customers and may result in significant payments under relevant customer contracts being reduced or delayed, expose us to service credits, damages or other liability, or give rise to termination rights under our customer contracts, any of which could have a material adverse impact on our business, operating results, financial condition and future prospects.
In addition, the equipment we deploy is subject to rapid technological change. Successive generations of GPUs and supporting infrastructure are being released on short development cycles, and customer demand may concentrate on the newest generations of hardware. As a result, the economic useful life and residual value of our deployed equipment may be shorter or lower than we anticipate, pricing for services delivered on older generations of hardware may decline, and we may be required to make substantial ongoing capital expenditures to refresh our fleet and to modify our facilities to meet the power density, cooling and other requirements of new hardware. If we do not manage technological transitions effectively, our competitive position, the utilization and value of our assets, our depreciation profile and our results of operations and financial condition could be materially and adversely affected.
See also “—Risks Related to Our Business—Our business is highly dependent on a small number of equipment suppliers, and any failure by us or our suppliers to perform under the relevant supply contracts could materially impact our operating results and financial condition.”
Our results depend on our ability to match customer contracts, capital expenditures, power commitments and financing, and any mismatch could adversely affect our business and financial condition.
Our business model generally requires us to align the timing, size, duration and terms of our customer contracts with the capital expenditures required to procure and deploy compute, the power and data center capacity that supports it, and the financing arrangements we use to fund it. We make substantial capital commitments, including multi-billion dollar purchase agreements for GPUs and ancillary equipment, and enter into power and other long-term commitments, in some cases in anticipation of, or ahead of executing, customer contracts for the associated capacity. Conversely, where we enter into customer contracts before the associated capacity has been constructed and commissioned, we bear delivery risk under those contracts.
If we are unable to contract capacity in the amounts and on the timelines we anticipate, our assets, power commitments and financing obligations may be underutilized while remaining fixed, which would adversely affect our margins and cash flows. If the term of our customer contracts is shorter than the useful life of the associated assets or the tenor of the associated power commitments and financing, we are exposed to re-contracting and pricing risk at the end of contract terms. Our ability to obtain financing, and the cost and terms of that financing, also depend in part on the credit quality, duration and structure of our customer contracts, and any deterioration in our contracted revenue base could reduce the availability, or increase the cost, of financing for our expansion. Any failure to appropriately match customer contracts, capital expenditures, power commitments and financing, or to commission and deliver contracted capacity on schedule could have a material adverse effect on our business, results of operations, financial condition and cash flows, including our ability to meet contractual payments when due. Further, any such failure may affect our ability to meet our delivery obligations to customers and may result in significant payments under relevant customer contracts being reduced or delayed, expose us to service credits, damages or other liability, or give rise to termination rights under our customer contracts, any of which could have a material adverse impact on our business, operating results, financial condition and future prospects.
Our AI Cloud Services depend on software for orchestration, monitoring, support and workload management, and we may not be able to successfully integrate Mirantis or realize the anticipated benefits of the Mirantis acquisition.

Our AI Cloud Services, in particular our managed cloud offerings, depend on the availability, performance and security of the software we use to provision, orchestrate, schedule, monitor and support customer workloads, including the k0rdent AI platform acquired through our acquisition of Mirantis, which was completed in August 2026. Defects, errors or vulnerabilities in this software, failures of orchestration, scheduling, monitoring, logging or event-management capabilities, or issues with the open-source components on which the software relies, could degrade the performance or availability of our services, cause us to fail to meet service level commitments or otherwise harm our customers' workloads.
In addition, we may not realize the anticipated benefits of the Mirantis acquisition on the timeline we expect or at all. Successful integration of Mirantis requires, among other things, retaining key engineering and other personnel, integrating software platforms, systems and processes with our infrastructure, continuing to support Mirantis' existing enterprise customers and coordinating research and development priorities. Integration may divert management attention and resources, and we may incur unanticipated costs or liabilities in connection with the acquisition or integration. If we are unable to successfully integrate Mirantis, or if the combined software capabilities do not perform as anticipated, our AI Cloud Services offering, our reputation and our results of operations could be materially and adversely affected.
Cybersecurity incidents, failures of workload isolation or interruptions to the availability of our AI Cloud Services could result in the loss or unauthorized disclosure of customer data, liability and reputational harm.
Our AI Cloud Services involve the processing, storage and transmission of customer data and workloads, which may include proprietary models, model weights, training data and other confidential or sensitive information. Our infrastructure and services, including multi-tenant and managed environments, rely on logical and physical controls to isolate customer workloads and data. A failure of these isolation controls, whether as a result of defects or vulnerabilities in hardware, firmware or software, misconfiguration or otherwise, could result in unauthorized access to, or disclosure, loss or corruption of, customer data or workloads.
We and our suppliers and service providers face cybersecurity threats from a variety of actors, including sophisticated and well-resourced threat actors, and the techniques used to obtain unauthorized access to, or to disable or degrade, systems change frequently and may not be detected until after an incident has occurred. Any actual or perceived cybersecurity incident, or any interruption in the availability of our AI Cloud Services, whether as a result of a cyberattack, equipment or software failure, power or network interruption or otherwise, could result in breaches of our contractual commitments, service credits or refunds, customer termination rights, loss of customers, regulatory investigations or proceedings, litigation, indemnification obligations and reputational harm, and could require us to incur significant remediation and other costs. Our insurance may not be sufficient to cover all losses arising from any such incident. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
Certain of our strategic relationships and anticipated deployments are non-binding or subject to conditions, and may not result in definitive agreements, deployments or revenue.
From time to time, we enter into, and may announce, strategic relationships, partnerships, letters of intent, memoranda of understanding and similar arrangements relating to our AI Cloud Services, and we may announce anticipated deployments, capacity targets or customer relationships before definitive agreements are executed or applicable conditions are satisfied. Certain of these relationships and anticipated deployments are non-binding or subject to conditions. For example, our strategic partnership with NVIDIA is intended to support the deployment over time of up to 5GW of NVIDIA DSX-aligned AI infrastructure across our global data center pipeline. However, the scope, timing and volume of any deployments under this partnership are subject to a number of factors, and there can be no assurance as to the extent to which such deployments will occur.
Non-binding or conditional arrangements may not result in definitive agreements, and definitive agreements, if executed, may contain terms that differ materially from the non-binding or conditional arrangement previously announced or anticipated, including as to capacity, pricing, timing and conditionality. Anticipated deployments may also depend on factors such as the availability of financing, sites, power, equipment and personnel, and on counterparties' own strategies, priorities and financial condition. If strategic relationships or anticipated deployments do not progress as expected, are delayed, are reduced in scope or do not occur at all, we may not realize the anticipated benefits, our reputation and the trading price of our Ordinary shares may be adversely affected, and our actual results may differ materially from any expectations based on such announcements. Investors should not place undue reliance on announcements of non-binding or conditional arrangements.
We may enter into contracts with customers for AI Cloud Services that could subject us to significant liability.
Our business strategy with respect to AI Cloud Services includes entering into contracts with customers for the provision of data center capacity, which could also include the provision of power, equipment, environmental controls, physical security and connectivity products. While we have expanded our capabilities through acquisitions, operating experience and the growth of our technical and commercial teams, our operating history in providing such services, structuring such arrangements and negotiating such contracts is shorter than that of some established competitors, and we may not be successful in executing this strategy.
Even if we are successful in entering into contracts for the provision of such AI Cloud Services, such contracts would typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost to us in the event of failure to meet such provisions. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.
We have and intend to continue to develop data center space specifically for such AI Cloud Services pursuant to agreements signed prior to beginning or early in the development process. If we fail to meet our development obligations under those agreements, the customer may be able to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the data center space. If we are not able to develop and complete an AI Cloud Services data center in a timely manner, or if development costs are higher than we currently estimate, our financial condition, results of operations and cash flow could be materially adversely affected.
Additionally, a customer’s decision to enter into a contract for AI Cloud Services typically involves a significant commitment of resources and due diligence on both the part of us and our customers regarding our services. As a result, we may expend significant time and resources in pursuing a particular transaction that may not result in revenue. Economic conditions, including market downturns, the implementation of new tariffs and more restrictive trade regulations and interest rates may impact customers’ ability to plan future business activities, which could cause customers to slow spending or delay decision-making. Our inability to adequately manage the risks associated with these developments may adversely affect our business, financial condition and results of operations.
Risks Related to Bitcoin
Until the transition of our Bitcoin mining operations is complete, we remain exposed to residual counterparty risks, including with respect to banks, digital asset trading platforms, OTC trading desks and custodians.
We rely on banks, financial institutions, insurance providers, digital asset trading platforms, over-the-counter (“OTC”) (i.e. non-exchange) trading desks and custodians in connection with our remaining Bitcoin mining operations, including the daily liquidation of mined Bitcoin. We generally sell the Bitcoin we mine on a daily basis, currently via Kraken, with Coinbase onboarded as an alternative digital asset trading platform, and we currently aim to withdraw fiat currency proceeds on a daily basis, utilizing Etana Custody, a third-party custodian, to facilitate the transfer of such proceeds to one or more of our banks or other financial institutions. However, pending liquidation or withdrawal, any Bitcoin or fiat currency held with a digital asset trading platform or custodian is exposed to security incidents, insolvency, suspension of redemptions or withdrawals and other counterparty risks, and the legal status of digital assets held by an insolvent platform or custodian is unclear.
In addition, financial institutions may decline to provide, or may restrict or terminate, banking or other services to companies engaged in digital asset-related activities, and disruptions at, or a withdrawal from the market by, OTC trading desks or digital asset trading platforms could reduce liquidity and adversely affect our ability to liquidate the Bitcoin we mine at favorable prices or at all, or could require us to switch to alternative trading platforms or custodians, during which period we could be exposed to additional credit and market risk, as well as switching costs. Any of the foregoing could have an adverse effect on our business, financial condition and results of operations.
Our operating results will depend in part on the price of Bitcoin, which is subject to risk and has historically been subject to significant price volatility, as well as a number of other factors.
Historically we have generated a substantial majority of our revenue from the sale of Bitcoin through rewards and transaction fees received in exchange for contributing computational power to mining pools to validate transactions on the Bitcoin network. As a result, a substantial majority of our operating cash flow has depended on our ability to sell Bitcoin for fiat currency as needed. In developing our business plan and operating budget, as well as expansion plans, we have made certain assumptions regarding future Bitcoin prices. While we continue to operate Bitcoin miners at certain of our data centers during the period in which we transition this data center capacity toward AI Cloud Services, we aim to substantially complete this transition by December 31, 2026. Any potential further expansion of AI Cloud Services or expansion into additional markets will take time to implement, and there can be no assurance that we will be successful in doing so in the near term or at all.
The prices that we receive for our Bitcoin depend on numerous market factors beyond our control. Accordingly, some underlying Bitcoin price assumptions we rely on may materially change and actual Bitcoin prices may differ materially from those expected. For instance, digital assets that are designed to correspond to a stable value (such as the U.S. dollar), known as “stablecoins,” or even other digital assets which fluctuate in value but which compete with Bitcoin, could significantly reduce the demand for Bitcoin. Due to the highly volatile nature of the price of Bitcoin, our historical operating results have fluctuated, and may continue to fluctuate, significantly from period to period in accordance with market sentiment and movements in the broader digital assets ecosystem. For example, the price of Bitcoin has fluctuated considerably during the fiscal year ended June 30, 2026 from a high of approximately $117,137.67 per Bitcoin in September 2025 to a low of approximately $58,562.44 per Bitcoin in June 2026. In the United States, the Trump administration has issued an executive order generally asserting the importance of the digital assets industry to the U.S. economy, and instructing a working group consisting of various agency heads to consider the implementation of a strategic reserve of Bitcoin and other digital assets. If any such strategic reserve were to be put in place, transactions by such strategic reserve could result in increased volatility and price swings as market actors may place additional significance on trading by the U.S. government.
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
Any decline in the amount of Bitcoin that we successfully mine, the price of Bitcoin or market liquidity for Bitcoin, and digital assets generally, would adversely affect our business, financial condition and operating results until we complete the decommissioning of our Bitcoin mining hardware. There has been high volatility in the market price of Bitcoin and other digital assets, as well as the market price of many technology stocks, including ours.
There is a risk of additional Bitcoin mining capacity from competing Bitcoin miners, which would increase the global hashrate and decrease our Bitcoin mining revenue.
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
Furthermore, foreign governments may decide to subsidize or in some other way support certain large-scale Bitcoin mining projects, thus adding hashrate to the overall network. Such circumstances could have a material adverse effect on the amount of Bitcoin we may be able to mine, the value of Bitcoin and any other digital assets we may potentially acquire or hold in the future and, consequently, our business, financial condition and operating results until we complete the decommissioning of our Bitcoin mining hardware.
Digital asset trading platforms for Bitcoin may be subject to varying levels of regulation, which exposes our digital asset holdings to risks.
Digital assets such as Bitcoin primarily trade on digital asset trading platforms and decentralized finance protocols, both of which are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many prominent digital asset trading platforms provide the public with information regarding their ownership structure, management teams, private key management, hot/cold storage policies, on-chain activities, capitalization, corporate practices and regulatory compliance, many other digital asset trading platforms do not. A lack of `transparency provided could result in us underestimating the risk of a potential loss in balances, which could include the loss of a material portion of the Bitcoin we store on such digital asset trading platforms. Digital asset trading platforms are generally not subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in the less transparent or unregulated digital asset trading platforms, including prominent digital asset trading platforms that handle a significant volume of trading in Bitcoin.
Many digital asset trading platforms, both in the United States and abroad, are unlicensed, not subject to, or not in compliance with, regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities, and therefore may be more susceptible to fraudulent or manipulative acts or practices. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of

U.S. regulators. As a result, trading activity on, or reported by, these digital asset trading platforms is generally and, especially if the United States Congress passes legislation such as the CLARITY Act to regulate digital asset markets and digital asset trading platforms, may continue to be significantly less regulated than trading in regulated U.S. securities, derivatives and digital asset markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on digital asset trading platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed digital asset trading platforms located outside of the United States. Such reports may indicate that the digital asset trading platform market may be significantly smaller than otherwise believed and that the United States makes up a significantly larger percentage of the digital asset trading platform market than is commonly understood, or that a much larger portion of digital asset market activity takes place on DeFi platforms than is commonly understood. Nonetheless, any actual or perceived false trading in the digital asset trading platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the prices of digital assets or negatively affect the market perception of digital assets, which could in turn adversely impact our results of operations.
Additionally, some of these non-U.S. digital asset trading platforms offer customers high leverage and/or a small insurance fund, which could result in potential losses being socialized to customers and a reduction in the value of our Bitcoins on such a digital asset trading platform.
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
Risks Related to Regulations, Regulatory Frameworks and Political Intervention
The regulatory landscape for AI is rapidly evolving, and unfavorable changes could adversely affect our business.
The development and deployment of AI technologies are subject to increasing regulatory scrutiny. Governments have enacted legislation or are considering enacting regulations addressing various aspects of AI, including data privacy, algorithmic accountability, energy consumption and national security. For example, concerns about the energy intensity of AI training and inference may lead to regulations that affect the siting, permitting or operation of data centers that support AI workloads. Additionally, our customers’ use of AI may become subject to new or expanded regulations that could reduce demand for our infrastructure services. New laws, regulations, or guidance could impose requirements or restrictions that adversely affect hyperscaler tenants and AI compute operators, reduce demand for AI compute infrastructure, or increase our compliance costs. If we or our customers fail to comply with applicable AI-related regulations, we could face regulatory penalties, litigation, or reputational harm. The broader adoption, use, and commercialization of AI technology and the continued rapid pace of developments in the AI field, are inherently uncertain. Our ability to keep up with evolving AI technology requirements and regulatory frameworks could have a material adverse effect on our business. AI has been developing at a rapid pace, and continues to evolve and change. We cannot predict whether additional computing power will continue to be required to develop larger, more powerful AI models, or if the practical limits of AI technology will plateau in the future regardless of available compute capacity.
Public perception of AI and its societal impact could also affect the regulatory environment and demand for AI infrastructure. Concerns relating to the use of new and evolving technologies supported by our infrastructure may result in collateral reputational harm to us, adverse regulatory action, or reduced demand for our services. Any of these factors could adversely affect our business, financial condition and results of operations.
If we violate existing or proposed AI regulatory regimes or use our infrastructure services for unlawful or noncompliant purposes, we could be subject to regulatory investigations, fines, reputational damage, or contractual liability. It is possible that such regulatory frameworks will impose obligations on infrastructure providers to oversee, monitor, or restrict the use of AI systems that are trained or deployed on their data center or AI platforms. The costs of compliance with multiple evolving laws, rules, and regulations from different jurisdictions related to AI could increase our cost of doing business or require us to change how we operate in certain jurisdictions.

Our business and financial condition may be materially adversely affected by changes to and/or increased regulation of energy sources.
We target markets with high levels of lower-carbon energy penetration and procure and retire certified renewable energy certificates equivalent to 100% of our purchased electricity. Regulatory constraints placed on energy-intensive industries may restrict or ban the operation of, or increase the cost of operating, data centers and Bitcoin mining or AI Cloud Services. Governmental authorities have pursued and may continue to pursue and implement legislation and regulation that seeks to limit the amount of greenhouse gas produced from electricity generation, which could adversely affect the cost, availability and reliability of the grid electricity on which our data centers rely, including electricity generated from fossil fuels, in a potentially material manner, and could intensify competition for renewable energy supply. Potential increases in costs arising from compliance and environmental monitoring may adversely affect our operations and financial performance, as well as our ability to continue procuring and retiring RECs equivalent to 100% of our purchased electricity. Additionally, we rely on purchased RECs to match 100% of our purchased electricity in Texas and British Columbia, all of which we acquire through brokers. If our existing REC brokers were to stop selling RECs to us or otherwise limit the sale thereof, we would have to incur additional expense and resources to obtain sufficient RECs to maintain matching across our operations, and the cost of purchasing RECs from other sources may be higher, particularly as demand for renewable energy attributes grows, including from other data center operators. More broadly, growing demand for renewable energy driven by the rapid expansion of data centers and AI infrastructure, combined with corporate sustainability commitments across industries, may strain the available supply of RECs and renewable energy in the markets where we operate, which could result in increased costs or reduced availability. If we are unable to procure RECs from an alternative source on acceptable terms or at all, our business, results of operations and financial condition could be adversely impacted, including our ability to meet sustainability requirements under certain customer contracts. Evolving customer sustainability requirements, including carbon-free electricity standards, may not be satisfied by our current certificate-based procurement and could require alternative forms of energy procurement at materially higher cost.
The regulatory environment regarding digital assets and digital asset mining is in flux, and we may become subject to changes to and/or additional laws and regulations that may limit our ability to operate.
As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, CFPB, DOJ, DHS, FBI, IRS, OCC, FDIC, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Bitcoin in particular may have an adverse impact on our business, prospects and operations. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to criminal investigations, SEC enforcement actions and other regulatory activity across the digital asset ecosystem.
There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. The CLARITY Act was passed by the House of Representatives in July 2025, and another version of the CLARITY Act passed out of a Senate committee in May 2026, but has not yet been taken up by the full Senate. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States.

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
Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the EU’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list and Blocked Persons List, though it has since removed the Tornado Cash smart contracts from this list. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (“CVC”) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a cofounder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. Another Tornado Cash cofounder was convicted in federal court in New York of conspiracy to operate an unlicensed money transmitting business. Additional regulatory action with respect to privacy-enhancing digital assets and protocols is possible in the future.
Certain of our subsidiaries are currently subject to audits by the Canada Revenue Agency (“CRA”) and have raised an appeal in tax court relating to GST/HST collectible by certain of our subsidiaries and “input tax credits” that may be available to IREN. The outcome of such audits and appeal could reduce the amount of certain input tax credits we are able to recover for certain historical periods as well as going forward. See Note 23 to our consolidated financial statements included in this Annual Report for further information.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently. Certain governments have deemed digital assets illegal or have severely curtailed the use of digital assets by prohibiting the acceptance of payment in Bitcoin and other digital assets for consumer transactions, barring banking institutions from accepting deposits of digital assets, or introducing punitive taxes on digital asset transactions. Other nations, however, allow digital assets to be used and traded without restriction. In some jurisdictions, such as in the United States, digital assets and products and services in the digital asset markets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. There is a risk that relevant authorities in any jurisdiction may impose more onerous regulation on Bitcoin, for example banning its use, regulating its operation, or otherwise changing its regulatory treatment. Such changes may introduce a cost of compliance, or have a material impact on our business model, and therefore our financial performance and shareholder returns. If the use of Bitcoin is made illegal in jurisdictions where Bitcoin is currently traded in heavy volumes, the available market for Bitcoin may contract. For example, on September 24, 2021, the People’s Bank of China announced that all activities involving digital assets in mainland China are illegal, which corresponded with a decrease in the price of Bitcoin. If another government with considerable economic power were to ban digital assets or related activities, this could have further impact on the price of Bitcoin. As a result, the markets and opportunities discussed in this Annual Report may not reflect the markets and opportunities available to us in the future.
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
We currently operate in Australia, Canada, the United States and, following our acquisition of Nostrum Group in June 2026, Spain and therefore are subject to relevant laws and regulations in each jurisdiction. Laws regulating financial services, the internet, mobile technologies, digital assets and related technologies in Australia, Canada, the United States and other jurisdictions often impose different, more specific, or potentially conflicting obligations, as well as broader liability, on us. At the same time, we may also be required to comply with sanctions and export controls and counterterrorism financing laws and regulations in Australia, Canada, the United States, Europe and other jurisdictions around the world.
Regulators worldwide frequently study each other’s approaches to the regulation of AI or digital assets such as Bitcoin. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments with respect to specific AI, digital asset transactions or operations in one jurisdiction may be extended to additional transactions or operations and/or other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction may be magnified by the potential that they may be replicated in other jurisdictions, affecting our business in another jurisdiction or involving another aspect of our operations. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our business in order to comply with such divergent regulations. These risks are heightened as we face increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.
The complexity and ongoing development of U.S. federal and state, Australian, Canadian, European and other international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our analysis concluding that certain activities are currently unregulated, such activities may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory and legal scrutiny which could lead to sanctions, cease and desist orders, or other penalties and censures that could significantly and adversely affect our continued operations and financial condition.
Bitcoin’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize Bitcoin, we may be subject to regulatory scrutiny, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition. Furthermore, a determination that Bitcoin is a “security” may adversely affect the value of Bitcoin and our business. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that may evolve over time, and the outcome is difficult to predict. In March 2026, the SEC issued an interpretation which took the view that Bitcoin is a “digital commodity” that is not a security. The SEC’s views in this area have evolved over time and between administrations and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Federal court cases are not bound by the SEC’s interpretation and have been inconsistent in their application of the applicable legal test to digital assets.
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
In addition, to the extent the SEC or its staff, or a state regulatory agency allege, or a federal court finds that Bitcoin is a security, we may be required to adjust our strategy or assets accordingly. We may not be able to maintain our exclusion from registration as an investment company under the 1940 Act. In addition, continuously seeking to avoid the need to register under the 1940 Act may limit our ability to engage in Bitcoin mining operations or otherwise make certain investments, and these limitations could result in our holding assets we may wish to sell or selling assets we may wish to hold, which could materially and adversely affect our business, financial condition and results of operations.

We are subject to governmental regulation and other legal obligations related to data privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.
We collect and process data, including personal, financial and confidential information about individuals, including our employees and business partners and may obtain or process personal data in the provision of hosting or AI Cloud Services we offer. The collection, use, processing and storage of such data about individuals are governed by data privacy laws, regulations, guidelines and rules enacted and enforced in Australia, Canada (federal and provincial), the UK, EU, the United States (federal and state) and other jurisdictions worldwide. We are in the process of evaluating updates to certain of our data privacy and cybersecurity practices, however, such updates may not render us in full compliance with all applicable data privacy laws and regulations. Data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws and it is possible that these laws, regulations and requirements may be interpreted and applied in a manner that is inconsistent with our existing information processing practices, and many of these laws are significantly litigated and/or subject to regulatory enforcement. The implication of this includes that various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning data privacy, data retention, data transfer and data protection. Such laws may continue to add to our compliance costs, restrict or dictate how we collect, maintain, combine, disseminate and otherwise process information and could have a material adverse effect on our business, results of operations, financial condition and prospects.
The General Data Protection Regulation (“GDPR”), and any additional requirements in the national implementing laws of countries in the European Economic Area (“EEA”), which went into effect in the EU on May 25, 2018, applies to the collection, use, retention, security, processing, and transfer of personal data of individuals in the EEA; the United Kingdom (“UK”) data protection regime consisting primarily of the UK General Data Protection Regulation (“UK GDPR”), the UK Data Protection Act 2018 and the UK Data (Use and Access) Act of 2025 could further add to our compliance costs and limit how we process information. It is possible that the GDPR and UK GDPR may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices; or that the EU, UK or other national supervisory authorities may hold that we are not in full compliance with the GDPR’s or UK GDPR’s requirements. The relationship between the UK and the EU in relation to certain aspects of data protection law also remains subject to change, including how data transfers between EU member states and the UK will be treated. These changes, and changes in the data privacy laws, rules and regulations that apply to us, may lead to additional compliance costs and could increase our overall risk.
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
In Canada the processing of personal information is regulated by a complex overlapping mix of federal, provincial and territorial laws, and separate regulatory frameworks govern the private sector and the public sector. The data protection law in British Columbia that is applicable directly to our business in that province is the Personal Information Protection Act (“BC PIPA”), which follows the same fair information principles as its U.S. or EU counterparts. The British Columbia Privacy Act creates a statutory tort of invasion of privacy that renders actionable, without proof of damages, a person’s willful invasion of another’s privacy. The British Columbia Privacy Act has been used successfully to pursue companies for their non-consensual processing of a plaintiff’s personal information. In addition, most federal, provincial and territorial privacy laws directly and/or indirectly regulate information managers for, and other service providers to, an organization or government entity, and as such may also be relevant to our business.
The federal Personal Information Protection and Electronic Documents Act (“PIPEDA”) applies to private sector organizations in federally regulated industries, to cross-border data transfers, and to private sector organizations in provincially-regulated sectors except in British Columbia, Alberta and Quebec, which each has provincial privacy legislation deemed by regulation to be “substantially similar” to PIPEDA. In addition, some provinces have enacted sector-specific cybersecurity laws and regulations applicable to critical infrastructure, health technology, or financial institutions (notably Alberta, Ontario, and Quebec), and at the federal level the Critical Cyber Systems Protection Act, recently passed and the government has indicated it intends to bring it into force gradually. This statute will establish a mandatory cybersecurity framework for “designated operators” in federally regulated sectors.
It is important to note that of these laws, only PIPEDA has been granted adequacy status by the European Commission. Accordingly, transfers of personal data from GDPR regulated entities to an entity in British Columbia require the use of EU Standard Contractual Clauses or other permitted data transfers mechanisms, unless the recipient entity is regulated by PIPEDA.
In the Spring of 2026, the federal government introduced more new proposed legislation. First, Bill C-22, if passed, would enact the Supporting Authorized Access to Information Act, which will require “electronic service providers” to provide reasonable assistance to law enforcement to permit the assessment or testing of a device, equipment or other thing to enable an authorized person to access information. Electronic service providers are defined as “a person that provides an electronic service and provides the service to persons in Canada or carries on all or part of its business activities in Canada” and “electronic service” is defined “as a service that involves the creation, recording, storage, processing, transmission, reception, emission or making available of information in electronic, digital or any other intangible form by an electronic, digital, magnetic, optical, biometric, acoustic or other technological means, or a combination of any such means.” Second, Bill C-34, the Safe Social Media Act would enact the Digital Safety Commission of Canada Act, creating a new regulator with broad authority to regulate activities on the Internet, and the Digital Safety Act, imposing new duties on operators of social media, chatbot services and other interactive services to be designated by regulation. The precise scope of this Act will not be known until draft regulations are published.
Finally, Bill C-36, introduced in June 2026, would, if passed, repeal and replace PIPEDA with a new privacy law, the Protecting Privacy and Consumer Data Act, modernizing the regulatory framework to bring it more in line with the GDPR, including by establishing penalties comparable to those under the GDPR; imposing additional protections for sensitive personal information; and regulating an organization’s use of tools for automated decision making (defined to include rules-based systems, regression analysis, predictive analytics, machine learning, deep learning, and neural networks).
Any actual or perceived failure by us or the third parties with whom we work to comply with data privacy laws, regulations, guidelines, rules or industry standards, or any security incident that results in the unauthorized release or transfer of personally identifiable information, may result in governmental enforcement actions and investigations including by European Data Protection Authorities, U.S. federal and state regulatory authorities, Canadian federal and provincial regulatory authorities, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause a loss of trust in us, which could harm our reputation and have a material adverse effect on our business, reputation, results of operations, financial condition and prospects.
We are subject to environmental, health and safety laws and regulations, including applicable zoning, building-code and energy-efficiency standards and worker health and safety laws and regulations, that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.
We and our operations and properties are subject to laws and regulations governing health and safety, the discharge of pollutants into the environment or otherwise relating to health, safety and environmental protection requirements in the countries and localities in which we operate. These laws and regulations may impose numerous obligations that are applicable to us, including acquisition of a permit or other approval before conducting construction or regulated activities; restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas, such as wetlands or areas with endangered plants or species; imposition of specific health and safety standards addressing worker protection from work related health and safety risks; imposition of certain zoning, building code and energy-efficiency standards for the sites at which we operate; and imposition of significant liabilities for pollution, including investigation, remedial and clean-up costs. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations (including our ability to recruit and retain personnel), among other sanctions, that could have a material adverse effect on our financial position, results of operations and cash flows. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released into the environment, including at current or former properties owned, leased or operated by us or at offsite disposal facilities, even under circumstances where the hazardous substances were released by prior owners or operators or the activities conducted and from which a release emanated complied with applicable law. Failure to obtain, secure renewal of, or maintain, permits or tightening of restrictions within our existing permits, or the failure to meet the zoning, building code, health and safety and energy-efficiency standards imposed by regulations applicable to our sites, could have a material adverse effect on our business, including our ability to recruit and retain personnel, or cause us to incur material expenses. Moreover, it is not uncommon for neighboring landowners, community groups, activists and other third parties to file claims for personal injury, property damage and nuisance allegedly caused by noise or the release of hazardous substances into the environment. In addition, our construction activities and data center operations involve inherently hazardous activities, including large-scale construction works, high-voltage electrical infrastructure and the operation of heavy equipment, and we rely on a large workforce of employees and contractors to carry out these activities. Unsafe practices, insufficient safety measures or a failure by our contractors to comply with applicable safety requirements could result in workplace incidents, including serious injuries or fatalities, which could result in stop-work orders, regulatory investigations, fines and penalties, civil or criminal liability, increased insurance costs, project delays and reputational harm. These risks are heightened as we expand our construction activities, including as we expand into new jurisdictions which may have different and potentially more onerous regulatory frameworks.
The trend in environmental regulation in certain jurisdictions has been to place more restrictions and limitations on activities that may be perceived to impact the environment or exacerbate climate change impacts, such as restrictions on the use of electricity for Bitcoin mining, high performance compute or other energy-intensive activities or the environmental impact of mining for the rare earth metals used in the production of mining servers, and thus the impact and the amount or timing of future expenditures for environmental regulation compliance or remediation is unknown. New or revised laws and regulations that result in increased compliance costs or additional operating restrictions, or the incurrence of environmental liabilities, could have a material adverse effect on our financial position, results of operations and cash flows.
The construction, operation and maintenance of our data centers and AI infrastructure projects are subject to significant safety risks, and safety incidents could result in injuries, construction delays and increased costs, operational interruptions, regulatory liability, personal injury claims, litigation and reputational harm.
Our project sites, including our data center facilities, storage systems and related transmission and interconnection infrastructure, involve inherently dangerous activities and conditions. Construction, operation and maintenance activities at these sites may expose our employees, contractors, subcontractors and other third parties to significant safety risks, including risks associated with high-voltage electrical systems, heavy equipment, cranes and lifting operations, excavation and trenching, work at heights, work in confined spaces, energized equipment, battery systems, fires, explosions, extreme weather, hazardous materials, vehicle and equipment movement and other construction and industrial hazards. These risks are heightened by the scale and complexity of our development programs, the number of projects we expect to have under construction at any given time, the involvement of multiple contractors and subcontractors at the same site, and the need to coordinate construction activities with utility interconnection, energization, commissioning and operational activities.
Safety incidents could result in serious injury or loss of life, damage to or destruction of property, environmental releases, fires, explosions, equipment failures, work stoppages, project shutdowns, delays in achieving construction milestones or commercial operation, increased project and insurance costs, claims by employees, contractors, tenants, landowners or other third parties, and investigations, citations, fines or other enforcement actions by the Occupational Safety and Health Administration (“OSHA”) or other international, federal, state or local regulators. Even if a safety incident is caused by a contractor, subcontractor, supplier or other third party, we may be subject to liability, reputational harm, increased oversight or project delays, and our contractual indemnities, insurance coverage or other risk transfer arrangements may not fully protect us from resulting losses. In addition, safety incidents may cause regulators, utilities, local governments, communities, tenants or financing parties to impose additional requirements, suspend work, delay approvals or require remediation measures, any of which could increase costs or delay our projects. Any significant safety incident, or a pattern of safety incidents, could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.
We are subject to workplace health and safety laws in the jurisdictions in which we operate, and non-compliance could result in significant penalties and other adverse consequences.
As we expand our operations, we are subject to workplace health and safety regimes in the jurisdictions in which we operate, some of which can be onerous and impose obligations on the Company and its personnel. For example, our Australian operations, including our corporate head office and Australian data center sites, are subject to work health and safety laws under which we owe a duty of care to our workers and others affected by our operations.
Workplace health and safety requirements vary by jurisdiction and may become more onerous as we expand into new markets or as laws in our existing markets evolve. Non-compliance could result in regulatory investigations, remediation or stop-work orders, and civil or criminal penalties. Any workplace health and safety incident, or any actual or alleged non-compliance, could also result in increased costs, project delays or suspensions, diversion of management attention and reputational harm, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
There are risks in connection with noise pollution and community opposition related thereto that may have a negative effect on our business.
Our operations involve the use of a large number of cooling systems and hardware that generate noise. This noise generated by our data centers can pose several risks to the Company’s business including community complaints, reputational damage, litigation risk, regulatory risk, operational constraints, increased costs and opposition to expansion. These risks could lead to fines or penalties imposed by local governments, requirements to implement costly noise mitigation measures, restrictions on our operating hours, reduction of scale of our operations, stricter noise controls regulations on the Company’s operations, potential shutdown of data centers that cannot meet local noise regulations, damages resulting from lawsuits and difficulty obtaining necessary permits and approvals for expanding existing data centers or establishing new site operations. While we strive to be a good corporate citizen and mitigate noise impacts where possible, the inherently noisy nature of large-scale data center operations could negatively affect us, our financial condition and results of operations.
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
More specifically, Rule 3a-1 under the 1940 Act generally provides that an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if: (a) it does not hold itself out as being engaged primarily, and does not propose to engage primarily, in the business of investing, reinvesting or trading securities and (b) consolidating the entity’s wholly-owned subsidiaries (within the meaning of the Investment Company Act), no more than 45% of the value of its assets (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity and securities issued by qualifying companies that are controlled primarily by such entity. IREN Limited’s assets, consolidated with its wholly-owned subsidiaries (within the meaning of the 1940 Act), consist primarily of property, plant and equipment, right-of-use assets, goodwill, deferred tax assets, mining hardware prepayments and other assets that we believe would not be considered securities for purposes of the 1940 Act. We also believe that the primary source of income of IREN Limited is properly characterized as income earned in exchange for the provision of services. Therefore, we believe that, consolidating IREN Limited’s wholly-owned subsidiaries (within the meaning of the 1940 Act), no more than 45% of the value of its assets (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of IREN Limited and securities issued by qualifying companies that are controlled primarily by IREN Limited. Accordingly, we do not believe IREN Limited is an investment company by virtue of the 45% test in Rule 3a-1 under the 1940 Act as described in clause (ii) in the second bullet point above.
Accordingly, we believe that on a consolidated basis less than 45% of our total assets (exclusive of U.S. government securities and cash items) are composed of, and less than 45% of our income is derived from, assets that could be considered investment securities and we do not believe that we are, or will be, deemed to be an investment company.
Furthermore, while certain digital assets may be deemed to be securities, we do not believe that certain other digital assets, in particular Bitcoin, are securities. Our mining activities currently focus on Bitcoin, which we believe should not be treated as an investment security for purposes of the 1940 Act. Therefore, to the extent we hold assets in Bitcoin, we believe that such assets would not constitute investment securities for purposes of the 45% tests in Rule 3a-1 of the 1940 Act as described in clause (ii) in the second bullet point above. However, although the SEC and courts are providing increasing guidance on the treatment of digital assets for purposes of federal securities law, this continues to be an evolving area of law. Although the current SEC has taken an interpretive position that Bitcoin is not a security, the SEC’s position on digital assets generally has evolved across administrations, and may change in the future. Therefore, it is possible that the SEC in the future or a court could take a position that Bitcoin constitutes an investment security for purposes of the 1940 Act, which might require us to register as an investment company.
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
The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that we will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates, ability to compensate key employees, and ability to raise money in the

U.S. capital markets and from U.S. lenders or to have our shares listed on a U.S. stock exchange, could make it impractical for us to continue our business as currently conducted and/or impair the agreements and arrangements between and among us and our senior management team. Compliance with the requirements of the 1940 Act applicable to registered investment companies may make it difficult for us to continue our current operations or our operations as a company that is engaged in the business of developing data center infrastructure and in activities related to Bitcoin mining, and this would materially and adversely affect our business, financial condition and results of operations.
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
If regulatory changes or interpretations of our activities require us to register under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material adverse effect on our business and results of operations.
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
We operate an international business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, the Canadian Corruption of Foreign Public Officials Act, section 70.2 of the Australian Criminal Code and other applicable anti-corruption and anti-money laundering laws in countries in which we conduct activities. The FCPA prohibits providing, offering, promising, or authorizing, directly or indirectly, anything of value to government officials, political parties, or political candidates for the purpose of obtaining or retaining business or securing any improper business advantage. The provisions of the UK Bribery Act extend beyond bribery of government officials and create offenses in relation to commercial bribery including private sector recipients. The provisions of the UK Bribery Act also create offenses for accepting bribes in addition to bribing another person, as well as for failing to prevent bribery. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. The Canadian Corruption of Foreign Public Officials Act prohibits directly or indirectly giving, offering, or agreeing to give or offer any form of advantage or benefit to a foreign public official to obtain an advantage in the course of business. It also prohibits engaging in accounting practices employed to bribe a foreign public official or conceal a bribe. Section 70.2 of the Australian Criminal Code prohibits providing, offering, or promising a benefit or causing a benefit to be provided when the benefit is not legitimately due to the person with the intention of influencing a foreign public official in the exercise of their official duties to obtain or retain a business or business advantage.
In some foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA, the UK Bribery Act, the Canadian Corruption of Foreign Public Officials Act, section 70.2 of the Australian Criminal Code and other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, contractors, agents or other partners or representatives fail to comply with these laws, and governmental authorities in Australia, the United States, Canada, the UK and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could have a material adverse effect on our business, reputation, operating results, prospects and financial condition.
We have implemented anti-corruption policies, and intend to conduct appropriate training, designed to foster compliance with these laws, including the FCPA, the UK Bribery Act, the Canadian Corruption of Foreign Public Officials Act, section 70.2 of the Australian Criminal Code and other applicable laws and regulations. However, our directors, officers, employees, contractors, agents and other partners to which we outsource certain of our business operations may nevertheless take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, operating results, prospects and financial conditions.
Any violation of the FCPA, the UK Bribery Act, the Canadian Corruption of Foreign Public Officials Act, section 70.2 of the Australian Criminal Code and other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA and the Canadian Corruption of Foreign Public Officials Act, suspension or debarment from U.S. and Canadian federal or sub-federal government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, prospects and financial condition. In addition, responding to any enforcement action or internal investigation related to alleged misconduct may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
We and our third-party service providers, partners, collaborators and customers may in the future experience failures of, or disruptions to, IT systems and may be subject to attempted and successful security breaches or data security incidents. Security breaches or data security incidents experienced by us or our third-party service providers, manufacturers, joint collaborators or other business or commercial partners can vary in scope and intent from breaches resulting from unintentional events to economically-driven attacks to malicious attacks targeting our key operating systems with the intent to misappropriate, disrupt, disable or otherwise cripple our operations and service offerings. This can include any combination of phishing attacks, malware, ransomware attacks or viruses targeted at our key systems and IT systems as well as those of our third-party service providers, and such attacks may arise from internal sources (for example, employees, contractors, service providers, suppliers and operational risks) or external sources (for example, nation states, terrorists, hacktivists, competitors and acts of nature). Such threats are prevalent, increasing in frequency, evolving in nature, becoming increasingly difficult to detect and may increase in frequency and effectiveness, including through the use of artificial intelligence. In addition, if any of our employees, contractors, consultants, vendors or service providers use any third-party artificial intelligence-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with artificial intelligence systems, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures, including those governing the use of artificial intelligence in our business.
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
A security breach may also trigger mandatory data breach notification obligations under applicable privacy and data protection laws, which, if applicable, could lead to widespread adverse publicity and a loss in confidence regarding the effectiveness of our data security measures. Furthermore, mitigating the risk of future attacks or IT systems failures have resulted, and could in the future result, in additional operating and capital costs in systems technology, personnel, monitoring and other investments. Therefore, in the event of any such actual or potential incidents, our costs and resources diverted and any impacted assets may not be partially or fully recoverable. Most of our sensitive and valuable data, including digital assets, are stored with third-party custodians and service providers. Therefore, we rely on the digital asset community to optimize and protect sensitive and valuable data, confidential information and identify vulnerabilities. These measures and the work of the digital asset developer community may not identify all vulnerabilities, errors and defects, or identify and resolve all vulnerabilities, errors and defects prior to a malicious actor being able to utilize them. Any actual or perceived security breach at any of those third-party custodians and service providers could lead to theft or irretrievable loss of our fiat currencies or digital assets, which may or may not be covered by insurance maintained by us or our third-party custodians or service providers.

In addition, our expansion into AI Cloud Services may expose us to additional risks related to cybersecurity. In particular, our strategy of focusing on AI Cloud Services involves us allowing customers to utilize our data centers, which represents a departure from our current self-mining operating model and introduces additional cybersecurity risks. The increased complexity of managing access controls and isolating customer environments can lead to potential vulnerabilities and create opportunities for unauthorized access, data breaches or other cybersecurity incidents. Additionally, the risk profile of each customer may vary, and threats or compromises affecting one tenant could potentially impact others. Constant vigilance, robust security protocols, regular audits, and collaboration with customers on cybersecurity best practices are essential to help to mitigate these risks and maintain the integrity and confidentiality of data within a shared data center environment. Our failure to effectively maintain such measures may adversely impact our operations and ability to earn revenue.
Failure to keep up with evolving trends, shareholder expectations and requirements relating to ESG issues or reporting could adversely impact our reputation, share price, demand for our securities and access to and cost of capital and expose us to liability.
Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices and disclosures, including related to climate change (such as the impact of AI Cloud Services or Bitcoin mining on the environment and the community), nature (such as freshwater use and biodiversity impacts), human- and First Nations peoples’ rights, modern slavery, inclusion and engagement, and governance standards. Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial markets participants have become increasingly focused on companies’ ESG practices and disclosures in evaluating their investments and business relationships. The heightened stakeholder focus on ESG issues related to our business requires the routine monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable or inaccurate press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to adverse investor sentiment toward us and our industry, which in turn could have an adverse impact on our share price, demand for our securities and our access to, and cost of, capital.
In addition, the adoption of new ESG-related regulations applicable to our business or pressure from key stakeholders to comply with forthcoming or additional voluntary ESG-related initiatives or frameworks, could require us to make substantial investments in ESG matters or incur significant costs in complying with ESG-related regulations, initiatives or frameworks, which could impact the results of our operations. Decisions or related investments in this regard could affect customer and/or community perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility or ESG performance is perceived to be better than ours, potential or current investors may elect to invest in our competitors instead. In the event that we publicly disclose, voluntarily or otherwise, certain initiatives or goals regarding ESG matters, including relating to our focus on renewable energy usage and purchasing of RECs, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. Relatedly, there is increased focus by regulators, customers and other stakeholders on greenwashing and sustainability-related claims. At the same time, investors may take conflicting approaches to ESG issues and we may also face backlash from investors or other stakeholders who view our ESG initiatives negatively. Opposition to ESG has increasingly resulted in a range of activism and legal and regulatory developments against ESG initiatives. For example, there is an increasing number of state-level initiatives in the United States that target ESG and the current presidential administration has pursued policies discouraging ESG initiatives as well. In addition, we may be subject to greenwashing allegations or claims associated with our sustainability-related claims, including those related to our renewable energy usage and purchasing of RECs, which could expose us to liabilities. If we fail to satisfy the ESG-related expectations or requirements of investors and other key stakeholders or comply with new ESG-related regulations, our initiatives are not executed as planned or we are subject to any greenwashing or other allegations or claims, our reputation and financial results could be materially and adversely affected. In addition, our share price, demand for our securities and access to, and cost of, capital, could be adversely affected.
In addition, we are, or expect to become, subject to mandatory sustainability and climate-related disclosure regimes in certain jurisdictions in which we operate, including climate-related financial disclosure requirements in Australia under the Corporations Act 2001 (Cth), and additional regimes, including in California and the European Union, may apply to us in the future. These regimes require, or are expected to require, detailed disclosures in relation to our governance, strategy, risk management, and metrics and targets, of the relevant sustainability issue. For example, climate-related mandatory disclosure regimes that are based on ISSB IFRS S2 (including AASB S2 in Australia), require the disclosure of information about climate-related risks and opportunities that could reasonably be expected to affect our cash flows, access to finance or cost of capital over the short, medium or long term. Beyond disclosure of greenhouse gas emissions data across our value chain, this includes information in relation to our climate-related governance processes, controls and procedures, material climate-related risks and opportunities across our value chain and the processes that we use to identify, assess, prioritize and monitor them, our strategy for managing, and resilience to, climate-related risks and opportunities (including as against different climate scenarios), and our progress against climate-related targets and commitments, and actual and anticipated financial effects. Disclosures regarding climate-related targets and commitments and anticipated financial effects associated with climate-related risks and opportunities involve important judgments, assumptions and estimates that are subject to a number of risks and uncertainties. As a result our actual performance and the actual financial effects may differ from any such targets and commitments and anticipated financial effects, and any such differences could be material. Accordingly, you should not place undue reliance on any such climate-related targets and anticipated financial effects included in any such sustainability and climate-related disclosures.
Similarly we are, or are expected to become, subject to mandatory human rights (including modern slavery)-related disclosure and control requirements in certain jurisdictions in which we operate, including modern slavery value chain assessment and reporting requirements in Australia under the Modern Slavery Act 2018 (Cth).
Compliance with all the regimes described above requires the collection, measurement and reporting of data across our operations and value chain that is subject to evolving standards and methodologies, inherent measurement uncertainty, forward-looking information and judgments, and involves significant costs, systems development and management attention. We have also made, or will be expected to make, contractual sustainability reporting and performance commitments to certain of our customers or other key stakeholders such as financiers and insurers. Alternatively, we may operate within certain value chains in which our suppliers or customers (or their suppliers or customers) are subject to mandatory reporting regimes under which they seek relevant information from us, regardless of the existence or otherwise of our direct regulatory or contractual obligation. If our sustainability disclosures and claims, whether mandatory, contractual or voluntary, including those relating to our impacts, dependencies, risks or opportunities associated with human rights, climate change, nature (such as freshwater use and biodiversity impacts) or renewable energy usage and purchasing of RECs, are, or are perceived to be, inaccurate, incomplete, unsubstantiated or non-compliant, or are misaligned with our environmental performance, we could be subject to regulatory action, litigation, greenwashing (misrepresentation) claims and claims for breach of contract, and/or loss of customer and investor confidence and reputational damage, any of which could materially and adversely affect our business, reputation, financial condition and results of operations.
There are increased grid challenges associated with operating energy intensive infrastructure, which may result in new operational requirements being placed on our facilities, which could adversely affect our operating results and financial condition.
Site expansion and development can be negatively impacted by new grid restrictions. Regional markets and the North American Electric Reliability Corporation (“NERC”) are investigating how large power users like AI equipment impact the reliability of the electric grid. NERC has established a large load task force to better understand the reliability impact(s) of emerging large loads. In July 2025, NERC issued a white paper entitled “Characteristics and Risks of Emerging Large Loads” which found “evidence that large loads impact the bulk power system (BPS) reliability.” NERC has found load reduction events have occurred in ERCOT and the eastern interconnection that have caused frequency and voltage issues. ERCOT has observed a load reduction event where approximately 1,500MW of voltage-sensitive load reduced consumption during a low-voltage period. As the grid continues to grow and more large load is interconnected, ERCOT is pursuing voltage ride-through requirements as a way to increase grid reliability. On July 23, 2025, ERCOT issued a market notice requesting information related to voltage ride-through capabilities to ensure the reliable interconnection and operation of data center and crypto-mining loads 75MW or greater in size. The response to ERCOT’s survey will be used by ERCOT, in coordination with the interconnecting Transmission and/or Distribution Service Provider, to determine whether any changes to the large load's dynamic model information are needed. ERCOT is also considering potential mitigation including establishing voltage ride-through standards for large loads, such that more load remains connected and continue consuming power from the grid during normal system disturbances. Additional potential mitigation includes large loads voluntarily designing protection systems to ride-through common grid disturbances. ERCOT is projecting a draft voltage ride-through standard to be introduced at an LLWG meeting in the third quarter of calendar year 2025. If ERCOT, or another grid operator, institutes a voltage ride-through requirement, or similarly a frequency ride-through requirement, it could result in delays to our site developments, and additional financial costs, and could expose us to the risk of greater losses or could otherwise adversely impact our business.
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
Our ability to conduct our business in a profitable manner relies in part on our proprietary methods and designs, which we primarily protect as trade secrets. We rely upon trade secret and other intellectual property laws, physical and technological security measures and contractual commitments to protect our trade secrets and other intellectual property rights, including entering into non-disclosure agreements with employees, consultants and third parties with access to our trade secrets. However, such measures may not provide adequate protection and the value of our trade secrets could be lost through misappropriation or breach of our confidentiality agreements. For example, an employee with authorized access to our trade secrets or other intellectual property rights may misappropriate them and provide them to a competitor. The recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully because enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. In addition, we may not have executed agreements with every party who has had access to our confidential information. Thus, despite precautions we may take, it may be possible for unauthorized third parties to use information that we regard as proprietary, including our trade secrets, and our confidential information to create services that compete with ours, which could harm our competitive position. In addition to the risk of misappropriation and unauthorized disclosure of our trade secrets and other confidential information, our competitors may develop similar or better technologies independently and in a manner that could prevent legal recourse by us, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Furthermore, any of our intellectual property rights could be challenged, invalidated, circumvented, infringed, diluted, disclosed or misappropriated and adequate legal recourse may be unavailable. Thus, our trade secrets or other intellectual property rights may not be sufficient to protect against competitors operating their business in a manner that is substantially similar to us.
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
Any claims of infringement, misappropriation or violation of intellectual property rights, even claims without merit, settled out of court or determined in our favor, could be costly and time-consuming to defend and could require us to divert resources away from operations. The outcome of any litigation is inherently uncertain, and favorable final outcomes may not be obtained in all cases. If any third party has a meritorious or successful claim that we are infringing, misappropriating or otherwise violating their intellectual property, we may be forced to redesign our operations, secure a license from such third parties, which may be costly or impractical, pay substantial damages, or stop using our intellectual property. Moreover, we could be found liable for treble damages and attorneys’ fees, if we are found to have willfully infringed a third-party’s patent or copyright. In addition, during the course of litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Ownership of Our Ordinary Shares
The market price of our Ordinary shares is highly volatile.
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
•announcements of new customer contracts, investments, new products, services or solutions, capital raising initiatives, acquisitions, strategic partnerships, joint ventures, capital commitments, integrations or capabilities, technologies, or innovations by us or our competitors;
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
•the trading price of digital assets, in particular Bitcoin;
•supply chain disruptions, manufacturing constraints and logistics disruptions in the delivery of GPUs and other equipment;
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
Future sales of a substantial number of our Ordinary shares, or the perception that such sales will occur, could cause a decline in the market price of our Ordinary shares. As of August 14, 2026, we had 394,058,648 Ordinary shares outstanding. Ordinary shares, other than those held by our directors, officers and shareholders owning 10% or more of our outstanding shares, may be resold in the public market immediately without restriction, and those shares held by our directors, officers and shareholders owning 10% or more of our outstanding shares may be eligible for sale in the public market to the extent permitted by Rule 144 and Rule 701 of the Securities Act. If our shareholders sell substantial amounts of Ordinary shares in the public market, or the market perceives that such sales may occur, the market price of our Ordinary shares and our ability to raise capital through an issue of equity securities in the future could be adversely affected.
Separately, we have granted NVIDIA Corporation a right to purchase up to 30 million Ordinary shares at a price of $70.00 per share over a five-year term, subject to certain conditions including regulatory approvals. We may consider entering into similar strategic arrangements with counterparties, including customers and OEMs, in the future. We have also issued, and may in the future issue, Ordinary shares as consideration for acquisitions (including our acquisition of

Mirantis, Inc.), upon conversion of our outstanding convertible senior notes (collectively, the “Convertible Notes”) and in settlement of equity incentive awards, including the restricted share unit awards granted to our Co-Chief Executive Officers in July 2026. Each of the foregoing issuances of Ordinary shares results in dilution of the economic and voting interests of existing shareholders. Any such issuances or sales, or the perception that such issuances or sales may occur, could adversely affect the market price of our Ordinary shares. In addition, the exercise of options to purchase Ordinary shares and the issue of Ordinary shares on vesting of restricted stock units granted to our directors, officers and employees under our current and future share incentive plans could lead to a dilution of the economic and voting interests of existing shareholders which could adversely affect the market price of our Ordinary shares.
We are party to an At Market Sales Agreement (“Sales Agreement”), dated as of January 21, 2025 and subsequently amended and restated on August 28, 2025, with B. Riley Securities, Inc., Canaccord Genuity LLC, Cantor Fitzgerald & Co., Citigroup Global Markets Inc., Compass Point Research & Trading, LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Roth Capital Partners, LLC, to which Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC and Jefferies LLC were joined on March 4, 2026, pursuant to which we may offer and sell our Ordinary shares from time to time in an amount not to exceed the lesser of the amount registered on an effective registration statement and for which we have filed a prospectus, and the amount authorized from time to time to be issued and sold under the Sales Agreement by the Board. As a result, we may increase the amount of our Ordinary shares that may be sold from time to time pursuant to the Sales Agreement in accordance with the terms of the Sales Agreement. Currently, our prospectus would permit us to sell up to $6 billion in Ordinary shares and, as of August 14, 2026, we had sold a total of 47,165,838 Ordinary shares under the Sales Agreement for aggregate gross proceeds of $2,492.1 million. Any future sales of Ordinary shares pursuant to the Sales Agreement could be substantial and, as a result, could cause substantial dilution and adversely impact the price of our Ordinary shares.
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
Because of their significant ownership of our Ordinary shares, and their ownership of all outstanding B Class shares, our Co-Founders and Co-Chief Executive Officers would have substantial control over our business if they were to act together, and their interests may differ from our interests or those of our other shareholders.
The dual class structure of our shares (Ordinary shares and B Class shares) will have the effect of concentrating voting control with certain shareholders.
In particular, our Co-Founders and Co-Chief Executive Officers, Daniel Roberts and William Roberts, each hold one B Class share. Each B Class share is entitled to fifteen votes for every Ordinary share held by the holder of such B Class share, until the redemption of the B Class shares by the Company on the earlier of (i) when the individual founder associated with the holder ceases to be a director due to voluntary retirement, (ii) an unremedied transfer of B Class shares in breach of our Constitution, (iii) liquidation or winding up of the Company, or (iv) November 17, 2033. While the aggregate voting power held by our Co-Founders and Co-Chief Executives is less than 50% of the total voting power of our capital shares as of August 14, 2026, collectively they hold a substantial proportion of the total voting power of our capital shares. Further, it is possible they could at any time, subject to applicable law, acquire additional Ordinary shares (including pursuant to existing or future equity awards) such that they may collectively control a majority of the combined voting power of our capital shares and therefore, if they were to act together, they may be able to determine the outcome of certain matters submitted to our shareholders for approval. For example, in July 2026, our Board granted 9,099,328 restricted stock units to each of our Co-Chief Executive Officers which, as they vest and are exercised (along with other

RSU and equity awards outstanding), will further increase their ownership of our Ordinary shares and accordingly the voting power of our capital shares that they collectively own.
As a result of this ownership or control of our voting securities, if our Co-Founders and Co-Chief Executive Officers were to act together, they may be able to exert practical control over the outcome of matters submitted to our shareholders and may limit or preclude the ability of other shareholders to influence corporate matters, including the election of directors, amendments of our organizational documents, remuneration, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval. Our Co-Founders and Co-Chief Executive Officers may have interests different from yours. Therefore, the concentration of voting power among our Co-Founders and Co-Chief Executive Officers may have an adverse effect on the price of our Ordinary shares. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital shares that shareholders may believe are in the Company's best interest.
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
We have never declared nor paid cash dividends on our Ordinary shares. We may not declare and make dividends in the foreseeable future or ever, nor can we provide any assurance as to the amount of any such dividend if declared.
Any future dividend payments are within the absolute discretion of our Board and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. Our board of directors may not declare any such dividends. Further, under Australian law (including section 254T of the Corporations Act 2001 (Cth)) the Company must satisfy certain tests relating to its net assets, financial position and solvency before it is eligible to pay a dividend to shareholders. In addition, any proposed dividend payable by an Australian company must be fair and reasonable to the company's shareholders as a whole and not materially prejudice the company's ability to pay its creditors on time. Our ability to pay dividends on our Ordinary shares would also be subject to any restrictions and limitations that may be set forth in instruments governing any future indebtedness or equity we may issue or equity-linked instruments or other contracts that we may enter into.
Accordingly, we may not pay any cash dividends on our Ordinary shares. As a result, capital appreciation, if any, of our Ordinary shares may be your sole source of gain for the foreseeable future, and you should not purchase our Ordinary shares with the expectation of receiving cash dividends.

Ordinary shares issuable upon conversion of the Convertible Notes may dilute the ownership interest of our shareholders or may adversely affect the market price of our Ordinary shares.
The conversion of the Convertible Notes may dilute the ownership interests of our shareholders. Upon conversion of the Convertible Notes, we will generally have the right to elect to settle conversions by paying or delivering, as applicable, cash, Ordinary shares or a combination of cash and Ordinary shares. If we elect to settle our conversion obligation in Ordinary shares or a combination of cash and Ordinary shares, any sales in the public market of our Ordinary shares issuable upon such conversion could adversely affect prevailing market prices of our Ordinary shares. Also, the existence of the Convertible Notes may encourage short selling by market participants as a result of hedging or arbitrage trading activity that we expect certain investors in the Convertible Notes engage in, or anticipated conversion of the Convertible Notes into our Ordinary shares could depress the price of our Ordinary shares.
We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the Convertible Notes.
Noteholders may, subject to a limited exception, require us to repurchase their Convertible Notes following a “Fundamental Change” (as defined in each of the indentures governing the Convertible Notes) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of each series of Convertible Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in our Ordinary shares. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law and regulatory authorities may restrict our ability to repurchase the Convertible Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase Convertible Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under each of the indentures governing the Convertible Notes. A default under the indentures governing the Convertible Notes or the Fundamental Change itself could also lead to a default under agreements governing any other indebtedness (including other convertible notes that may be outstanding at the time) we may incur in the future, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
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
In connection with the pricing of the 2029 Convertible Notes and the 2030 Convertible Notes, we entered into prepaid forward share repurchase transactions (the “Prepaid Forward Transactions”), pursuant to which we will repurchase a number of our Ordinary shares with delivery to occur in the future, subject to the conditions set forth in the agreement governing the Prepaid Forward Transactions. The Prepaid Forward Transactions are generally intended to facilitate privately negotiated derivative transactions, including swaps, between the forward counterparty or its affiliates and investors in each series of Convertible Notes relating to our Ordinary shares by which investors in such series of Convertible Notes will establish short positions relating to our Ordinary shares and otherwise hedge their investments in such series of Convertible Notes.
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
In addition, the forward counterparty or its affiliates may modify their hedge positions by entering into or unwinding one or more derivative transactions with respect to our Ordinary shares and/or purchasing or selling our Ordinary shares or other securities of ours in secondary market transactions prior to the maturity of the relevant Convertible Notes. These activities could also cause or avoid an increase or a decrease in the market price of our Ordinary shares.
The Capped Call Transactions may affect the value of our Ordinary shares.
In connection with the pricing of each series of Convertible Notes, we entered into capped call transactions with certain financial institutions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce the potential dilution to our Ordinary shares upon any conversion of any series of Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
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

In addition, upon a default by an option counterparty or the forward counterparty, we may suffer more dilution than we currently anticipate with respect to our Ordinary shares. An option counterparty and/or forward counterparty may be financially unstable or unviable. In addition, the Capped Call Transactions and Prepaid Forward Transactions are complex, and they may not operate as planned. For example, the terms of the Capped Call Transactions and Prepaid Forward Transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Call Transactions or Prepaid Forward Transactions.
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
We are a public company with limited liability organized under the laws of Australia. Our corporate affairs are governed by (among other things) our Constitution and the Corporations Act. A further summary of applicable Australian corporations law and our Constitution is contained in Exhibit 4.1 “Description of Securities registered under Section 12 of the Exchange Act” of this Annual Report. However, Australian law may change or develop in the future and it may not regulate corporate bodies and investors in the same fashion afforded under corporate law principles in the United States or other jurisdictions, which could adversely affect the rights of investors or our share price.
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
We are incorporated under the laws of Australia and the majority of our directors reside outside the United States. The majority of our assets and those of our directors are located outside the United States. It may not be possible, or may be costly or time-consuming, for investors to effect service of process within the United States upon us or our non-U.S. resident directors or executive officers or to collect and enforce judgments obtained against us or our directors and executive officers in the United States, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States. There may also be reasons why, even if a process within the United States is served upon us or our directors and executive officers, proceedings in the United States are stayed or otherwise do not proceed. This may be in favor of proceedings in Australia or other jurisdictions instead of the United States, or in the absence of any other proceedings.
If a judgment is obtained in a United States court against us or our directors you may need to enforce such judgment in jurisdictions where we or the relevant director have assets (which may be outside the United States). As a result, it could be difficult or impossible for you to bring an action against us or against these individuals outside of the United States in the event that you believe that your rights have been infringed under the applicable securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws outside of the United States could render you unable to enforce a judgment against our assets or the assets of our directors.
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
As a company with its registered office in Australia, we are subject to Australian insolvency laws and may also be subject to the insolvency laws of other jurisdictions in which we conduct business or have assets. These laws may apply in the event any insolvency proceedings or procedures are initiated against us. This includes, among other things, any moratorium ordered or declared in respect of any indebtedness of us, any formal demand for us to pay our debts as and when they fall due, any admission by us that we are unable to pay our debts as and when they fall due, any composition or arrangement with creditors, or any corporate action or proceeding in relation to the winding-up, dissolution, deregistration, administration or reorganization of, or the appointment of an administrator, controller, liquidator, receiver, manager or other insolvency practitioner to, us.
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
Risks Related to Taxation
Property tax abatements and sales and use tax exemptions from which we benefit are subject to conditions and limitations, and any loss, revocation or adverse modification of these arrangements could increase our operating costs and capital expenditures.
We and certain of our subsidiaries benefit from property tax abatement arrangements with local taxing authorities in respect of real and personal property at certain of our sites, including in Texas, in certain cases in exchange for payments in lieu of the abated taxes. We also benefit from sales and use tax exemptions in certain jurisdictions in respect of equipment, electricity and other items purchased or consumed at certain of our data center sites, and we may seek additional exemptions in the future. Eligibility for these exemptions depends on our satisfying, and continuing to satisfy, specified certification, capital investment, employment, wage and other requirements, and on the relevant facilities and purchases qualifying under applicable law, and there can be no guarantee that any future application will be granted on favorable terms, or at all. These arrangements are subject to the conditions of the relevant abatement agreements, exemption certifications and applicable law, and we may not remain in compliance with all applicable conditions, and the abatements and exemptions may be challenged, revoked or adversely modified, including in connection with any amendments or recertifications we may seek in the future. Laws and administrative interpretations, guidance or practices may change in ways that we do not anticipate, including as a result of legislative or regulatory action affecting the availability or scope of tax incentives for data centers, potentially affecting our ability to benefit from such abatements or exemptions. We may from time to time seek amendments to these property tax abatements, including to reflect changes in our operations, but there can be no guarantee that such amendments will be granted on favorable terms, or at all. Any loss, early termination or adverse modification of these property tax abatement or sales and use tax exemption arrangements would subject us to some or all of the property taxes or sales and use taxes otherwise applicable to the relevant properties or purchases, and could result in the assessment of back taxes, interest and penalties in respect of prior periods, which could materially increase our operating costs and the cost of equipment and electricity and adversely affect our results of operations and cash flows.
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
The U.S. Internal Revenue Service (the “IRS”) has issued only limited guidance with respect to the U.S. federal income tax treatment of digital assets, and that guidance does not address many significant aspects of the U.S. federal income tax treatment of digital assets and related transactions.
The IRS or foreign tax authorities may alter their existing positions with respect to digital assets, or issue new guidance, and any such developments could result in adverse tax consequences for our business. In addition, the IRS and other tax authorities may disagree with tax positions that we have taken, which could result in increased tax liabilities. New reporting frameworks for digital assets, including the “crypto-asset reporting framework” and proposed U.S. Treasury regulations, may also impose new reporting obligations on us and require investment in additional onboarding, reporting and compliance infrastructure. The U.S. Treasury Department and the IRS also recently implemented regulations imposing reporting requirements for digital assets.
In June 2023, the Canadian government modified its GST/HST legislation specifically in relation to businesses that are involved in Canadian Bitcoin-related activities (including mining activities) and their associated suppliers. These legislative changes can eliminate the recovery of GST/HST in Canada on taxable inputs to our business. Any such unrecoverable GST/HST increases the cost of all taxable inputs to our business in Canada including electricity, capital equipment, services and intellectual property acquired by our subsidiaries that operate in Canada. We are currently subject to audits and an administrative appeal relating to GST/HST “input tax credits” and the outcome of such audits and appeal could reduce the amount of certain input tax credits we are able to recover for certain historical periods as well as going forward. See Note 29 to our audited financial statements for the year ended June 30, 2026 included in this Annual Report.
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

This determination will depend on, among other things, the ownership and the composition of our income and assets, as well as the relative value of our assets, at the relevant time. In particular, if our cash is not deployed for active purposes, our risk of being a PFIC will increase. We have not obtained, and do not intend to obtain, valuations for our assets. Fluctuations in our market capitalization may affect our PFIC status if the value of our assets for purposes of the asset test, including the value of our goodwill and unbooked intangibles, is determined by reference to the market capitalization from time to time (which has been, and may continue to be, volatile), rather than based on other methods. In this regard, there is a risk that we may be a PFIC if there is a decline in the market capitalization and the value of our goodwill is determined by reference to our market capitalization. Moreover, the application of the PFIC rules to digital assets and transactions related thereto is subject to uncertainty. Among other things, the IRS has issued limited guidance on the treatment of income from mining digital assets. In addition, the IRS has issued limited guidance on the treatment of income from cloud services. The IRS or a court may disagree with our determinations, including the manner in which we determine the value of our assets and the percentage of our income and/or assets that are passive under the PFIC rules. Therefore, we may be classified as a PFIC for the current taxable year or for any future taxable year.
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
If a U.S. holder is treated as owning, directly, indirectly or constructively, at least 10% of the value or voting power of our stock, such U.S. holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” (“CFC”) in our group. For our taxable years starting on or after July 1, 2026, we generally do not expect we or any of the foreign subsidiaries in our group to be a CFC. However, whether we or any of the foreign subsidiaries in our group is treated as a CFC depends on our equity ownership structure and our corporate structure, and there can be no assurance in this regard. A United States shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by CFCs, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder of a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties.
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
As a public company, we are subject to certain reporting requirements of the Exchange Act and other rules and regulations of the SEC and Nasdaq. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002, as amended and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended. Other applicable securities rules and regulations, such as Australian laws and regulations, also impose various requirements on public companies (including companies listed on the Nasdaq), including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.
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
Our recent acquisitions, and our expansion into new jurisdictions, increase these risk and compliance expenses. Mirantis and Nostrum Group were not previously subject to the reporting, internal control and other obligations that apply to a U.S.-listed public company, and have not historically operated under our policies, processes and internal controls. Integrating these businesses, including their financial reporting systems, disclosure controls and procedures, internal control over financial reporting, and legal and regulatory compliance programs, in the case of Nostrum Group across new jurisdictions in Europe, will require significant management attention and additional expenditure, and may take longer or cost more than we anticipate. During this integration period, we may fail to identify or timely remediate deficiencies in the acquired businesses’ controls, processes or compliance arrangements, and the acquired businesses may fail to comply with applicable laws and regulations or with our internal policies. Additionally, as we expand into new jurisdictions, we are required to manage multiple new entities across jurisdictions that are new to us, demanding significant management attention. Any such failure could result in regulatory investigations, penalties or litigation, remediation costs, reputational harm, or a determination that our disclosure controls and procedures or internal control over financial reporting are not effective.
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
If we identify material weaknesses in the future or fail to maintain an effective system of internal controls, we may not be able to safeguard our assets and accurately and timely report our financial results, and investors may lose confidence in us and the market price of our Ordinary shares may decrease.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent and/or detect fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. We have in the past and may in the future fail to maintain effective internal controls. For example, as reported in the Annual Report on Form 20-F/A for the year ended June 30, 2024, management determined that the Company did not maintain an effective control environment, which led to a material weakness in internal control over financial reporting that was subsequently remediated as of June 30, 2025. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such) could result in: (i) our financial statements being materially misstated; (ii) investors losing confidence in the accuracy and completeness of our financial reports; (iii) the market price of our Ordinary Shares decreasing; (iv) our liquidity and access to the capital markets being adversely affected (v) our ability to prevent or detect fraud; and (vi) our inability to maintain compliance with applicable stock exchange listing requirements and debt covenants. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, penalties, trading suspensions or other remedies. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed elsewhere herein. The results of these estimates form the basis for our judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include but are not limited to those related to estimates associated with determining the useful lives and recoverability of long-lived assets, valuation of derivatives and financial assets classified under Level 3 of the fair value hierarchy, stock-based compensation, legal accruals and contingent liabilities, and current and deferred income tax assets (including the associated valuation allowance) and liabilities. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a potential decline in the market price of our Ordinary shares.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. For example, future SEC proposals mandating new disclosures may require us to update our accounting or operational policies, processes, or systems to reflect new or amended financial reporting standards. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial condition, and profit, or cause an adverse deviation from our revenue and operating profit target, which may adversely affect our financial results.
We are the subject of a putative securities class action, which has been dismissed with prejudice and is on appeal, and could become subject to future litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities.
On December 14, 2022, a putative securities class action complaint naming the Company and certain of its directors and officers was filed in the U.S. District Court for the District of New Jersey, and was subsequently amended, including to name the underwriters of the Company's IPO as defendants. The operative complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2) and 15 of the Securities Act, purportedly on behalf of a putative class of persons who acquired Ordinary shares pursuant or traceable to the Company's IPO or IREN securities between November 17, 2021 and November 1, 2022, and sought unspecified damages. On February 18, 2026, the court granted the Company's motion to dismiss in full and dismissed the second amended complaint with prejudice. On March 13, 2026, the lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit, and the appeal remains pending. The Company continues to believe these claims are without merit and intends to defend itself vigorously, including on appeal. See “Item 3. Legal Proceedings” for further information.
Any such litigation could result in substantial costs defending the lawsuit and a diversion of management’s attention and resources and, if we are not successful in defending any such litigation, could result in judgments against us. Any of the foregoing could harm our business and financial condition as well as our reputation.
In addition, we may from time to time in the future become subject to additional claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests, including with respect to employment matters, and other proceedings alleging violations of laws, rules and regulations, both foreign and domestic. The scope, determination and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Recognizing the ever-evolving nature of cybersecurity threats, we have established a cybersecurity risk management program designed to safeguard the confidentiality, integrity, and availability of our critical systems and data. This program integrates into our overall enterprise risk management framework and draws guidance from industry standards and best practices, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework.
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
Cybersecurity Incidents: In our fiscal year ended June 30, 2026, we did not identify any cybersecurity incidents that have materially affected our business strategy, results of operations, or financial condition. We continue to monitor and seek to manage these risks proactively to protect the ongoing security and resilience of our organization. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report. A cybersecurity incident could result in (i) an interruption in our services, (ii) the loss of ability to control or operate our equipment, (iii) misappropriation of personal data and (iv) the loss of critical data that could interrupt our operations, any of which could, among other things, adversely impact our reputation and brand and expose us to increased risks of violation of applicable law, governmental and regulatory investigation and enforcement actions, or private litigation or other liability, including potentially significant financial losses.
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
Management Responsibility:
aDay-to-day responsibility for managing cybersecurity risks lies with our Chief Information Security Officer (CISO) who leads a dedicated cybersecurity team. This team includes internal and external security professionals with expertise in cybersecurity management.
Incident Response Team:
aOur Incident Response Team, led by our CISO, coordinates the Company’s response to cybersecurity incidents. This team includes representatives from IT, legal, investor relations, risk & compliance, and other relevant departments (as required).
bThe Incident Management Plan - Technology and Data, developed by our cybersecurity team, follows a structured process for escalating, assessing and categorizing cybersecurity incidents, and the Company’s response process, including remediation and post-incident activities. This is designed to be a systematic and coordinated approach to managing cybersecurity incidents.
Relevant Expertise:
aOur CISO has more than two decades of experience securing cloud platforms and critical infrastructure, and has held senior security leadership roles across enterprise cloud software companies and the U.S. federal government and defense sector.
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
For further details on the cybersecurity risks we face, refer to Part I, Item 1A. “Risk Factors” of this Annual Report.
ITEM 2.    PROPERTIES
We lease offices and own data center sites in the United States, Canada, Australia and Spain.
The following table reflects our announced data center properties as of June 30, 2026, that are either operating, undergoing retrofitting, under construction or in development, along with their actual or expected respective power capacity in gross MW and acreage held in freehold, some of which are subject to encumbrances. We have an additional multi-GW development pipeline beyond these announced data center sites.

Site	Capacity (MW)
Canal Flats (British Columbia, Canada)	30
Prince George (British Columbia, Canada)	50
Mackenzie (British Columbia, Canada)	80
Childress (Texas, USA)	750
Sweetwater 1 (Texas, USA)	1,400
Sweetwater 2 (Texas, USA)	600
Kiowa (Oklahoma, USA)	1,600
Badajoz, Extremadura, Spain	300
Bundey (South Australia, Australia)	800

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings arising in the ordinary course of business.
Australian Recognition Proceedings, Canadian Bankruptcy Proceedings and Canadian Receivership Proceedings
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
On May 9, 2023, NYDIG filed an application in the Canadian Receivership Proceedings seeking, among other things, declarations to the effect that any difference between revenue generated by the Non-Recourse SPVs through the provision of hashpower services to the Company and Bitcoin mined by the Company was collateral securing the Facilities, as well as substantive consolidation of certain Group entities and claims of fraudulent conveyance and oppression.
On August 10, 2023, the B.C. Supreme Court issued a ruling affirming the Company’s position that, among other things, the Bitcoin mined by the Company is not collateral securing such facilities and there is no parent guarantee with respect to the equipment financing facilities, and no relief in respect of substantive consolidation was granted. However, the B.C. Supreme Court declared transactions pursuant to hashpower services provided by the relevant Non-Recourse SPVs to the Company to be void as fraudulent conveyances. Additionally, the B.C. Supreme Court dismissed NYDIG’s oppression remedy claim. The Company disagreed with the decision and certain factual findings and filed a notice to appeal with the British Columbia Court of Appeal (“B.C. Court of Appeal”) on August 21, 2023. NYDIG filed a cross-appeal on January 30, 2024, in respect of the orders dismissing the substantive consolidation and oppression claims. On June 27, 2024, the B.C. Court of Appeal released its judgment in which it allowed the appeal and set aside the B.C. Supreme Court’s declaration of fraudulent conveyances. The B.C. Court of Appeal allowed the cross-appeal in part and remitted the oppression relief to the B.C. Supreme Court for consideration, but upheld the B.C. Supreme Court’s dismissal of NYDIG’s substantive consolidation claim.
On September 17, 2024, the Trustee commenced a proceeding in the Federal Court of Australia (the “Australian Federal Court”) seeking recognition of the Canadian Bankruptcy Proceedings in Australia pursuant to Article 17(1) of the UNCITRAL Model Law on Cross-Border Insolvency, being Schedule 1 to the Cross-Border Insolvency Act 2008 (the “Australian Recognition Proceedings”). The Company was granted leave by the Australian Federal Court to appear as an intervener in the Australian Recognition Proceeding and filed an interlocutory application opposing the relief sought by the Trustee. On October 18, 2024, the Australian Federal Court dismissed the interlocutory application and made orders for the recognition of the Canadian Bankruptcy Proceedings in Australia and appointing local representatives of the Non-Recourse SPVs in such proceedings (the “Local Representatives”). On September 25, 2024, the Company filed an application for leave to appeal the judgment, which was ultimately dismissed by the full bench of the Australian Federal Court on April 11, 2025.
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
The Canadian Receivership Proceedings were concluded on September 5, 2025, the Australian Recognition Proceedings were terminated on October 8, 2025 and the Canadian Bankruptcy Proceedings were concluded on December 24, 2025 by orders discharging the Trustee. The settlement amount of $20 million was recorded as a loss contingency in the Group’s consolidated financial statements as of June 30, 2025 and was paid during the three months ended September 30, 2025. See Notes 7 and 29 to our audited financial statements for the year ended June 30, 2026 included in this Annual Report on for further information.
Securities Class Action
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
The lead plaintiffs then filed a second amended complaint on November 12, 2024. The second amended complaint, which has substantial similarities to the prior complaint, asserts claims under Section 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act, purportedly on behalf of a putative class of all persons and entities who purchased or otherwise acquired (a) the Company’s Ordinary shares pursuant and/or traceable to the Company’s IPO and/or (b) the Company’s securities between November 17, 2021 and November 1, 2022, both dates inclusive. It contended that certain statements made by the Company and certain of its officers and directors, including in the Company’s IPO Registration Statement and Prospectus, were allegedly false or misleading and sought unspecified damages on behalf of the putative class. On January 21, 2025, the Company served a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs served their opposition to the motion to dismiss on March 24, 2025, and the Company on May 9, 2025 served its reply in further support of its motion to dismiss. A hearing on the motion was held on February 4, 2026 and on February 18, 2026, the Court granted the motion to dismiss in full and dismissed the second amended complaint with prejudice.
On March 13, 2026, the lead plaintiffs filed a notice that they are appealing the Court’s decision to the U.S. Court of Appeals for the Third Circuit. The parties are awaiting the Court of Appeals to enter a schedule for briefing on the appeal. The Company continues to believe that these claims are without merit and intends to defend itself vigorously.
See “Item 1A. Risk Factors—General Risk Factors—We are the subject of a putative securities class action, and could become subject to future litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities” and Note 29 to our audited financial statements for the year ended June 30, 2026 included in this Annual Report for further information.
Canada Revenue Agency
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
See Note 29 to our audited financial statements for the year ended June 30, 2026 included in this Annual Report for further information.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
On November 19, 2021, we completed our IPO. Our Ordinary shares have been listed on the Nasdaq Global Select Market since November 17, 2021 under the symbol “IREN.”
Holders of Our Ordinary Shares and B Class Shares
As of July 31, 2026, there were approximately 81 registered holders of record of our Ordinary shares (including Cede & Co., the nominee of The Depository Trust Company), and two registered holders of our B Class shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends and Dividend Policy
Since our incorporation, we have not declared or paid any dividends on our issued share capital. Any determination to pay dividends in the future will be at the discretion of the Board and subject to Australian law. If the Board elects to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial conditions, contractual restrictions and other factors that the Board may deem relevant. B Class shares do not confer on their holders any right to receive dividends.
Stock Performance Graph
The following graph compares the cumulative period from our IPO on November 16, 2021 to June 30, 2026, of total return for our Ordinary shares, the Nasdaq Composite Index, our self-constructed Peer Group Index and the Russell 2000 Index assuming an aggregate initial investment in each of $1,000 on November 16, 2021. Such returns are based on historical results and are not intended to suggest future performance.
Our self-constructed Peer Group Index consists of members of our peer group with available publicly traded market data as of, and subsequent to, November 16, 2021, and consists of: Bitdeer Technologies Group (BTDR), Keel Infrastructure Corp. (KEEL), Cipher Digital Inc. (CIFR), CleanSpark, Inc. (CLSK), Hut 8 Corp. (HUT), MARA Holdings, Inc. (MARA) and Riot Platforms, Inc. (RIOT), TeraWulf, Inc. (WULF), CoreWeave, Inc. (CRWV), and Nebius Group, N.V. (NBIS).
The above performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

Issuer Purchases of Equity Securities
None.
Unregistered Sales of Equity Securities
In connection with our acquisition of Mirantis, Inc. (“Mirantis”) pursuant to an agreement and plan of merger, dated as of May 4, 2026, by and between the Company, Kube Merger Sub Inc. and Mirantis, we issued 12.6 million Ordinary shares on August 3, 2026 plus cash, restricted stock units and other consideration, to former holders of shares of Mirantis common stock. The issuance of such Ordinary shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder, in light of the character and number of Mirantis security holders that will receive ordinary shares as part of the acquisition consideration, the disclosure afforded to such security holders and the absence of any general solicitation or advertising in connection with the transactions. See Note 30 to our consolidated financial statements included in this Annual Report for further information.
In connection with our acquisition of Ingenostrum, S.L. (trading as Nostrum Group) pursuant to a sale and purchase agreement, dated May 7, 2026, we issued 837,424 Ordinary shares on June 12, 2026 to certain of the sellers thereunder plus approximately EUR 82 million of cash. The issuance of such Ordinary shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, in light of the character and number of Nostrum Group security holders that will receive ordinary shares as part of the acquisition consideration, the disclosure afforded to such security holders and the absence of any general solicitation or advertising in connection with the transaction.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks, uncertainties, and other important factors, including but not limited to those described in “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Therefore, actual results may differ materially from those contained in any forward-looking statements.
The following discussion and analysis generally discusses fiscal year 2026 and fiscal year 2025 items and year-to-year comparisons between such fiscal years. Discussions of year-to year comparisons between fiscal year 2025 and fiscal year 2024 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Group’s Annual Report for the fiscal year ended June 30, 2025, filed with the SEC on August 28, 2025.
Our fiscal year ends on June 30. Accordingly, references herein to “fiscal year 2026”, “fiscal year 2025,” and “fiscal year 2024” relate to the years ended June 30, 2026, June 30, 2025 and June 30, 2024, respectively.

Overview
IREN is a vertically integrated AI Cloud Services platform, delivering data centers, compute and software for AI training and inference.
We own and operate all three layers of the AI Cloud Services stack. The data center layer includes the land, power, substations, buildings and cooling that form the physical foundation of our AI Cloud Services platform. The compute layer includes the GPUs, CPUs, storage, servers and networking deployed within that data center infrastructure. The software layer includes the managed services and enterprise support that enables customers to deploy, operate and manage AI workloads.
We generate AI Cloud Services revenue by delivering both bare metal compute and managed cloud services to customers supporting AI training and inference workloads. Our customer base includes hyperscalers, frontier labs, AI developers and enterprises. As of June 30, 2026, our operating AI Cloud Services capacity represented approximately 40MW.

We continue to operate Bitcoin miners at certain of our data centers while we transition this data center capacity toward AI Cloud Services. We aim to substantially complete this transition by December 31, 2026. We generate Bitcoin mining revenue by contributing computing power, or hashrate, to the Bitcoin network and receiving a share of block rewards and transaction fees, and exchanging these Bitcoin for fiat currencies such as USD or CAD. We typically liquidate all the Bitcoin we mine daily and therefore did not have any Bitcoin held on our balance sheet as of June 30, 2026. As of June 30, 2026, our installed Bitcoin mining capacity was approximately 23.2 EH/s, representing approximately 380MW of data center capacity.
Our total revenue was $707.0 million for the year ended June 30, 2026, compared to total revenue of $501.0 million for the year ended June 30, 2025. We generated net income (loss) of $(702.6) million for the year ended June 30, 2026 compared to net income (loss) of $86.9 million for the year ended June 30, 2025. We generated Adjusted EBITDA of $245.7 million and $269.7 million for the years ended June 30, 2026 and 2025, respectively. Our cash and cash equivalents were $5,895.6 million and restricted cash was $1,723.9 million as of June 30, 2026. Adjusted EBITDA is a financial measure not defined by GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of Adjusted EBITDA to net income (loss), see “Special Note Regarding Non-GAAP Measures.”
For the fiscal year ended June 30, 2026, 72% and 24% of the Company’s non-current assets were located in the United States of America and Canada, respectively.
Recent Developments
NVIDIA Strategic Partnership
In May 2026, we entered into a strategic partnership with NVIDIA intended to support the deployment over time of up to 5GW of NVIDIA DSX-aligned AI infrastructure across our global data center pipeline. Pursuant to a securities purchase agreement, we granted NVIDIA the right to invest up to $2.1 billion in Ordinary shares, subject to delivery of up to 600,000 GPUs and certain regulatory conditions.
Strategic Acquisitions
In June 2026, we completed the acquisition of Nostrum Group, a developer of grid-connected AI data centers based in Spain. In connection with the acquisition, we issued 837,424 Ordinary shares on June 12, 2026 to certain of the sellers thereunder plus approximately EUR 82 million of cash. The acquisition marked our entry into the European market and added several data center sites including an approximately 300MW site in Badajoz, together with an additional development pipeline, and local development, engineering, construction and operations capabilities.
In August 2026, we completed the acquisition of Mirantis, Inc. (“Mirantis”), a provider of cloud infrastructure software, Kubernetes-based orchestration and enterprise support services. Aggregate consideration was approximately $544 million, payable through the issuance of 12.6 million Ordinary shares plus cash and restricted stock units of approximately $40 million. Mirantis became our direct wholly owned subsidiary and expands our software and operational capabilities for deploying, managing, monitoring and supporting customer workloads.
AI Cloud Services Contracts
On November 2, 2025, we entered into the Microsoft Agreement, pursuant to which we will provide Microsoft Corporation with dedicated GPU services at “Horizon” data center facilities located in Childress, Texas over a five-year average term. The GPU services will be made available to Microsoft Corporation in four tranches (“Horizon 1,” “Horizon 2,” “Horizon 3” and “Horizon 4” data center facilities) targeted for deployment during 2026 (subject to extension in certain circumstances). Horizon 1 was delivered to, and accepted by, Microsoft in August 2026. Horizon 2-4 is targeted for delivery in phases in calendar Q4 2026, with grace periods under the Microsoft Agreement for delivery extending from mid-Q4 of calendar 2026 to the beginning of Q2 of calendar 2027.
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
In May 2026, we entered into a five-year cloud services contract with NVIDIA to support its internal AI and research workloads representing approximately $3.4 billion of total contract value.

In July 2026, we entered into multi-year cloud services contracts with leading AI developers including Prometheus, Perplexity and Together AI, representing approximately $2.8 billion in aggregate total contract value.
In August 2026, we entered into a multi-year cloud services contract with a leading frontier AI lab.
Key Factors Affecting Our Performance
We believe our financial condition, results of operations and cash flows are affected by the factors described below. These factors should be considered together with the matters described under “Risk Factors” in Part I, Item 1A of this Annual Report.
Customer demand, contracting and customer concentration

Growth in AI training and inference workloads has contributed to increased demand for our AI Cloud Services. We expect AI infrastructure requirements to expand as organizations develop and deploy AI across a broader range of use cases. The pace and breadth of AI adoption, together with customers’ infrastructure strategies and investment priorities, will affect demand for our platform and the timing and scale of our investments.

Our AI Cloud Services revenue depends on our ability to contract capacity with creditworthy customers on acceptable commercial terms, and on the continued growth of demand for AI infrastructure. We primarily contract capacity under multi-year reserved capacity arrangements that specify the amount and type of capacity, service levels, pricing, term, customer prepayments, deployment schedules and acceptance conditions. Revenue (excluding prepayments) generally commences only after applicable compute has been delivered, commissioned, placed in service and accepted (where applicable) by the relevant customer.

Our customer contracts are concentrated, and the loss of, default by, or reduction in capacity taken by any of our largest customers could materially affect our revenue and our ability to service any indebtedness incurred to finance the related infrastructure. See “Item 1A. Risk Factors.” We seek to mitigate this exposure through customer credit assessment, customer prepayments and by broadening our customer base across hyperscalers, enterprises AI developers, frontier labs, and channel partners. Diversification may reduce concentration over time but may also result in shorter contract terms, smaller individual commitments and greater variability in utilization and pricing.

Delivery, commissioning, testing and customer acceptance of AI Cloud Services capacity

Our ability to convert contracted capacity into revenue depends on delivery of capacity in accordance with contractual schedules. Each deployment requires the completion of data center construction and energization, delivery and installation of GPUs, servers, storage and networking equipment, integration and configuration of the resulting clusters, performance testing against contractual specifications, and acceptance by the customer. Revenue generally begins only upon customer acceptance, and in certain arrangements is subject to service-level credits based on uptime and other performance requirements thereafter. Delays at any stage may postpone revenue commencement and result in “delay credits”, while certain operating, financing and other costs continue to be incurred, affecting expected project returns. Failure to satisfy delivery schedules or ongoing service-level requirements may also result in significant payments under relevant customer contracts being reduced or delayed, expose us to service credits, damages or other liability, or give rise to termination rights under our customer contracts, any of which could have a material adverse impact on our business, operating results, financial condition and future prospects.

Power availability and data center construction

Our growth depends on our ability to secure large-scale grid-connected power, and to construct and energize data centers capable of supporting AI compute. As of June 30, 2026, we had executed grid connection agreements, letters of agreement or equivalents representing approximately 5GW of total power capacity in the United States, Canada, Spain and Asia Pacific and data center projects in varying stages of development.

Development timelines are affected by grid connection studies and approvals, transmission and substation construction, utility and transmission service provider processes, permitting, equipment lead times and construction execution. Permitting requirements, evolving regulation and community considerations may affect not only development schedules and costs but also the continued validity of the permits and grid connection rights required to operate the facility.

Once a data center is operating, our electricity costs are influenced by regional utility tariffs or wholesale market prices and, where applicable, hedging and longer-term procurement arrangements. Further, the availability of electricity and our cost of electricity may be affected by regulatory requirements and conditions that are applicable to us or data centers generally. These factors, together with data center efficiency and utilization, affect the operating costs and margins of our AI Cloud Services.

GPU procurement, deployment, and technology obsolescence

Our AI Cloud Services business requires access to successive generations of GPUs and related infrastructure. Our ability to obtain allocation of leading-edge compute on acceptable terms and timelines depends on our relationships with chipmakers and OEMs. We work closely with a diverse range of suppliers to secure access to GPUs and related infrastructure to ensure we can support our planned expansion. Tariffs, trade restrictions and supply chain disruptions may affect the availability, cost and delivery timing of GPUs, servers, networking and storage equipment and specialized electrical and cooling components.

Compute hardware is subject to rapid technological change, and the introduction of new architectures may reduce the market rate for earlier generations. We estimate the useful lives of GPUs and related equipment based on expected utilization and technological developments. We manage our exposure by maintaining a multi-generation fleet, and by matching hardware generations to different customer workload and cost requirements, and by seeking contract terms and durations that support recovery of the associated capital cost over the contracted period.

Contract pricing, utilization and financing economics

The returns we generate on AI Cloud Services depend on the price at which capacity is contracted, the proportion of installed capacity that is contracted, the capital cost of the associated infrastructure, the useful life of the associated infrastructure and the cost and structure of the financing used to fund it.

Pricing for AI compute capacity is influenced by the hardware generation and configuration, contract term, prepayments, creditworthiness of the customer and prevailing supply of comparable capacity. We fund our AI Cloud deployments through a combination of asset-level and corporate-level initiatives. As we scale, we expect our diversified sources of funding will enable us to optimize the cost of capital. Our ability to raise the substantial capital needed for our AI Cloud deployments will depend on financial, economic and market conditions and other factors, over which we may have no or limited control, and such capital may not be available on acceptable terms, if at all, when we require it.

Software development and platform integration

The software layer of our platform enables customers to provision, deploy, manage and monitor AI workloads. We believe these capabilities affect the range of customers and workloads our platform can serve. Our performance will depend on our ability to continue integrating these capabilities, execute our product roadmap and translate software functionality into customer adoption, increased utilization and additional revenue. Our investment in the software layer includes the acquisition of Mirantis, a provider of cloud software and services, completed on August 3, 2026. We are integrating its k0rdent AI platform into our software layer. Because the acquisition completed after June 30, 2026, it did not affect our results of operations and is not reflected in our financial statements for fiscal year 2026.

Macroeconomic conditions, tariffs and supply chain

Global economic and geopolitical conditions have been increasingly volatile due to factors such as trade restrictions, inflation, rising interest rates and supply chain disruptions. The impacts of inflation have resulted in increased operating expenses as we grow and develop our managerial, operational and financial capabilities and systems, consistent with the impacts of inflation on the general economy. If our costs, in particular labor, information system, technology, hardware and utility costs, were to become subject to significant inflationary pressures, we might not be able to effectively mitigate such higher costs. In addition, inflation may impact our ability to obtain financing for future capital expenditures at a price that is acceptable, or at all. Our inability or failure to do so could adversely affect our business, financial condition, and results of operations.

The AI Cloud Services industry is characterized by volatility and significant demand for equipment, including GPUs, servers, networking and storage equipment and specialized electrical and cooling components. Tariffs and trade restrictions also affect our procurement of such equipment, which we source from a limited number of suppliers and, in certain cases, from a limited number of manufacturing locations. Supply chain delays, manufacturing constraints and logistics disruption may affect our ability to meet our delivery obligations to customers and may result in significant payments under relevant customer contracts being reduced or delayed, expose us to service credits, damages or other liability, or give rise to termination rights under our customer contracts, any of which could have a material adverse impact on our business, operating results, financial condition and future prospects. Increases in the cost of this equipment, or restriction on its availability, could increase the capital cost of our deployments, delay delivery and acceptance of contracted capacity, or both. Suppliers may from time-to-time increase the price of equipment, including orders we have already placed. Our contracts with suppliers in some cases permit the pass-through of such cost increases, meaning that, notwithstanding that an order has already been made, the increased prices may nonetheless apply to us. We are not always able to pass through these increased costs to our customers, which could adversely affect our business, financial condition, and results of operations.

Competitive environment

The markets for AI Cloud Services and the infrastructure supporting them are highly competitive and capital-intensive. We compete with cloud service providers, data center developers and operators, hyperscalers, infrastructure investors and other market participants for customers, development sites, grid-connected power, equipment, construction resources, skilled personnel and capital. Certain competitors have greater financial, technical or commercial resources, established customer relationships or access to lower-cost capital, which may provide them with advantages in securing capacity, accelerating development or pricing their services.

Growing demand for AI infrastructure, together with grid interconnection constraints and lengthy development and permitting processes, has intensified competition for suitable sites and timely access to power. Competitive conditions may affect our development costs and timelines, customer contract terms, pricing, margins and returns on invested capital.

Bitcoin mining

We continued during fiscal year 2026 to operate Bitcoin miners at our data centers. We expect Bitcoin mining to represent a declining proportion of our data center capacity and our revenue as we redeploy capacity towards AI Cloud Services, and aim to substantially complete this transition by December 31, 2026.

Bitcoin mining revenue is affected principally by the market price of Bitcoin, the global network hashrate, and the block reward. Because mining rewards are denominated in Bitcoin, our Bitcoin mining revenue varies directly with the Bitcoin price; we liquidate rewards for fiat currency on a daily basis and held no Bitcoin as of June 30, 2026. Increases in the global network hashrate reduce our proportionate share of network rewards for a given amount of operating hashrate. The block reward is subject to halving at predetermined intervals; the most recent halving occurred on April 2024, reducing the reward to 3.125 Bitcoin per block, and the next is expected in 2028. Our mining revenue is also affected by the cost and availability of electricity at the relevant sites, and by the efficiency of our mining fleet. We do not expect to make further material investments in mining hardware.

Key Indicators of Performance and Financial Condition
Key operating and financial metrics that we use, in addition to our GAAP consolidated financial statements, to assess the performance of our business are set forth below:
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA Margin are not presented in accordance with GAAP.
Adjusted EBITDA is defined as net income (loss), excluding income tax (expense) benefit, finance expense, interest income, depreciation and amortization, stock-based compensation expense, foreign exchange gain (loss), impairment of assets, certain other non-recurring income, gain (loss) on disposal of property, plant and equipment, unrealized fair value gain (loss) on financial instruments, debt conversion inducement expense, gain (loss) on partial extinguishment of financial liabilities, increase (decrease) in fair value of assets held for sale and certain other expense items. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue.
Beginning in the fiscal year ended June 30, 2026, the Company has changed its definition of Adjusted EBITDA to exclude debt conversion inducement expense. This is a change from the presentation of Adjusted EBITDA in prior periods, and these adjustments did not have any impact on Adjusted EBITDA or its calculation in prior periods. We believe Adjusted EBITDA is a useful metric because it allows us to monitor the profitability of our business on a current basis and removes expenses which do not impact our ongoing profitability and which can vary significantly in comparison to other companies. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.
We believe Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools. These measures should not be considered as alternatives to Net income (loss) and Net income (loss) margin, as applicable, determined in accordance with GAAP. They are supplemental measures of our operating performance only, and as a result you should not consider these measures in isolation from, or as a substitute analysis for, our net income (loss) as determined in accordance with GAAP, which we consider to be the most comparable GAAP financial measure. For example, we expect depreciation of our fixed assets will be a large recurring expense over the course of the useful life of our assets, and that stock-based compensation is an important part of compensating certain employees, officers and directors. Adjusted EBITDA and Adjusted EBITDA Margin do not have any standardized meaning prescribed by GAAP and therefore are not necessarily comparable to similarly titled measures used by other companies, limiting their usefulness as a comparative tool.
The following table shows a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin:

	Year Ended June 30,
	2026	2025
	($ thousands)	($ thousands)
Net income (loss)	(702,621)	86,941
Income tax expense (benefit)	(6,062)	6,560
Finance expense	59,251	11,045
Interest income	(80,631)	(7,504)
Depreciation and amortization	417,729	181,136
Unrealized (gain) loss on financial instruments	(558,541)	(77,518)
Debt conversion inducement expense (1)	111,799	—
(Increase) decrease in fair value of assets held for sale (2)	110,622	2,160
Gain on partial extinguishment of financial liabilities	—	(9,093)
Stock-based compensation expense	205,023	42,642
Impairment of assets (3)	638,805	7,223
Foreign exchange (gain) loss	10,273	1,339
Other one-off income (4)	—	(1,699)
(Gain) loss on disposal of property, plant and equipment	24,908	(4,002)
Other expenses (5)	15,118	30,443
Adjusted EBITDA	245,672	269,672
Revenue	707,007	501,023

Net income (loss) margin (6)	(99%)	17%
Adjusted EBITDA margin (7)	35%	54%

____________________
(1)Debt conversion inducement expense of $111.8 million for the year ended June 30, 2026. See “Results of Operations—Comparison of the years ended June 30, 2026 and 2025 —Debt conversion inducement expense” for further information on Debt conversion inducement expense.
(2)(Increase) decrease in fair value of assets held for sale for the years ended June 30, 2026 and 2025 was $110.6 million and $2.2 million, respectively. See “Results of Operations—Comparison of the years ended June 30, 2026, and 2025 —Increase (decrease) in fair value of assets held for sale ” for further information.
(3)Impairment of assets for the years ended June 30, 2026 and 2025 was $638.8 million and $7.2 million, respectively. See “—Results of Operations—Comparison of the years ended June 30, 2026 and 2025—Impairment of assets” for further information.
(4)Other one-off income includes insurance proceeds relating to the theft of mining hardware in transit during the year ended June 30, 2025.

(5)Other expenses for the year ended June 30, 2026 include transaction costs incurred on entering the capped call transactions in conjunction with the issuance of the convertible notes and professional fees incurred in relation to business acquisitions. Other expenses for the year ended June 30, 2025 include a one-time liquidation payment incurred in August 2024 resulting from the then transition to spot pricing at the Group’s site at Childress, the reversal of the unrealized loss recorded on fixed price contracted amounts outstanding at June 30, 2024, a litigation-related settlement provision, loss on mining hardware in transit, professional fees incurred in relation to litigation matters and transaction costs incurred on entering the capped call transactions in conjunction with the issuance of the convertible notes.
(6)Net income (loss) margin is calculated as Net income (loss) divided by Revenue.
(7)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Revenue.

Results of Operations
The following table summarizes our results of operations, disclosed in the Consolidated Statements of Operations and Comprehensive Income (Loss).

	June 30, 2026	June 30, 2025
	($ thousands)	($ thousands)
Revenue:
AI Cloud Services Revenue	$128,795	$16,394
Bitcoin Mining Revenue	578,212	484,629
Total revenue	707,007	501,023

Cost of revenue (exclusive of depreciation and amortization shown below):
AI Cloud	(16,932)	(1,319)
Bitcoin Mining	(202,774)	(157,673)
Total cost of revenue	(219,706)	(158,992)

Operating (expenses) income:
Selling, general and administrative expenses	(449,115)	(136,458)
Depreciation and amortization	(417,729)	(181,136)
Impairment of assets	(638,805)	(7,223)
Gain (loss) on disposal of property, plant and equipment	(24,908)	4,002
Other operating expenses	(15,157)	(13,302)
Other operating income	11,699	9,413
Total operating (expenses) income	(1,534,014)	(324,704)
Operating (loss) income	(1,046,714)	17,327

Other (expense) income:
Finance expense	(59,251)	(11,045)
Interest income	80,631	7,504
Increase (decrease) in fair value of assets held for sale	(110,622)	(2,160)
Realized gain (loss) on financial instruments	(9,269)	(4,215)
Unrealized gain (loss) on financial instruments	558,541	77,518
Gain on partial extinguishment of financial liabilities	—	9,093
Debt conversion inducement expense	(111,799)	—
Foreign exchange gain (loss)	(10,273)	(1,339)
Other non-operating income	72	817
Total other (expense) income	338,029	76,173

Income (loss) before taxes	(708,683)	93,501
Income tax (expense) benefit	6,062	(6,560)
Net income (loss)	$(702,621)	$86,941

Comparison of the years ended June 30, 2026 and 2025
AI Cloud Services revenue
Our AI Cloud Services revenue for the years ended June 30, 2026 and 2025 was $128.8 million and $16.4 million, respectively, an increase of $112.4 million. The increase was primarily due to an increase in AI Cloud Services customers and contracts, as a result of continued capacity expansion.
Bitcoin mining revenue
Our Bitcoin mining revenue for the years ended June 30, 2026 and 2025, was $578.2 million and $484.6 million, respectively, an increase of $93.6 million. This revenue was generated from the mining and sale of 6,075 and 5,499 Bitcoin during the years ended June 30, 2026 and 2025, respectively. The increase in revenue is primarily driven by higher average Bitcoin price, which increased revenue by $35.9 million, and an increase in total Bitcoin mined, which increased revenue by $57.7 million during the year ended June 30, 2026. The increase in Bitcoin mined reflected the growth in our average operating hashrate, which was partially offset by the increase in the implied global hashrate. Our average operating hashrate increased to 36.5 EH/s for the year ended June 30, 2026 as compared to 25.7 EH/s for the year ended June 30, 2025.
Cost of revenue - AI Cloud Services (exclusive of depreciation and amortization)
Cost of revenue - AI Cloud Services consists of electricity charges, employee benefits, and other direct expenses incurred in generating AI Cloud Services. Cost of revenue - AI Cloud Services for the years ended June 30, 2026 and 2025 was $16.9 million and $1.3 million, respectively, an increase of $15.6 million. The increase was primarily due to an increase in employee benefits as a result of increased headcount, as well as continued capacity expansion.
Cost of revenue - Bitcoin Mining (exclusive of depreciation and amortization)
Cost of revenue - Bitcoin Mining consist of electricity charges, employee benefits, and other direct expenses incurred in generating Bitcoin mining revenue. Cost of revenue - Bitcoin Mining for the years ended June 30, 2026 and 2025 was $202.8 million and $157.7 million, respectively, an increase of $45.1 million. The increase was primarily due to a $38.8 million increase in electricity charges reflecting an increase in average operating hashrate to 36.5 EH/s for the year ended June 30, 2026 from 25.7 EH/s for the year ended June 30, 2025 and an increase in employee benefits as a result of increased site headcount.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of employee benefits expense, RECs, site expenses including property taxes, repairs and maintenance, stock-based compensation and professional fees, among other expenses. Selling, general and administrative expenses for the years ended June 30, 2026 and 2025 were $449.1 million and $136.5 million, respectively, an increase of $312.7 million. The increase includes a $52.8 million increase in accrued payroll taxes relating to stock-based compensation awards, a $23.0 million increase in employee benefits expense related to the increase in the employee headcount as a result of expansion of business operations, a $2.9 million increase in the consumption of RECs as a result of continued expansion of the Childress site and a $162.4 million increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily related to the September 2025, October 2025 and May 2026 vesting of certain market-based RSUs and stock options and the resulting accelerated recognition of the remaining unrecognized compensation cost, the amortization of certain stock-based payment awards modified and awarded in the fourth quarter of the fiscal year 2025, and the amortization of RSUs issued to employees and directors during the year ended June 30, 2026. The increase in selling, general and administrative expenses also included a $16.1 million increase in professional fees, a $17.4 million increase in sponsorships and marketing, a $2.9 million increase in insurance costs, a $10.5 million increase in non-refundable provincial sales tax, and a $6.2 million increase in property taxes as a result of the expansion of our business operations and ongoing expenses as a publicly listed company.
Depreciation and amortization
Depreciation and amortization consist primarily of the depreciation of HPC hardware and data centers, and Bitcoin mining hardware. Depreciation expense for the years ended June 30, 2026 and 2025 was $417.7 million and $181.1 million, respectively, an increase of $236.6 million. The increase was primarily due to higher operating capacity at Childress and additional GPUs placed into service during the year ended June 30, 2026.

Impairment of assets
Impairment of assets for the year ended June 30, 2026 and 2025 was $638.8 million and $7.2 million, respectively, an increase of $631.6 million. In the year ended June 30, 2026, the Group recorded impairment charges primarily relating to Bitcoin mining hardware as well as certain IT and electrical equipment and data center infrastructure impaired as a part of the Group’s plan to retrofit its air-cooled data centers in Childress and British Columbia as well development of additional direct-to-chip liquid and air cooling data centers at the Childress campus (Horizons 5 and 6) for AI Cloud Services. This primarily reflects assets displaced from the Group’s data centers as part of the Group’s strategic focus on expanding its AI Cloud Services business. In the year ended June 30, 2025, the Group recorded impairment charges of $7.2 million related to the initial classification of the S19j Pro miners as held for sale in September 2024. See Note 14. Property, plant and equipment, net of the consolidated financial statements included in this Annual Report for further information.
Gain (loss) on disposal of property, plant and equipment
The net gain (loss) on disposal of property and equipment for the years ended June 30, 2026 and 2025 was $(24.9) million and $4.0 million, respectively. The net loss for the year ended June 30, 2026 relates primarily to write-offs of certain damaged equipment. The net gain for the year ended June 30, 2025 relates to the exchange of Bitmain T21 mining hardware for miners of the same model and specification under the Bitmain S21XP exchange agreement. See Note 14. Property, plant and equipment, net of the consolidated financial statements included in this Annual Report for further information.
Other operating expenses
Other operating expenses for the years ended June 30, 2026 and 2025 were $15.2 million and $13.3 million, respectively, an increase of $1.9 million. During the year ended June 30, 2026, other operating expenses primarily comprised $10.9 million of transaction costs associated with capped call transactions entered into in connection with the issuance of convertible notes and $4.2 million of professional fees related to business acquisitions.
During the year ended June 30, 2025, other operating expenses primarily comprised $5.8 million of net loss contingency expense, which included a $20.0 million provision related to the NYDIG settlement, partially offset by the reversal of a $13.4 million loss contingency related to the Goods and Services Tax appeal with the CRA. Other operating expenses also included $4.2 million of transaction costs associated with capped call transactions entered into in connection with the issuance of convertible notes and a $1.7 million loss arising from the theft of mining hardware while in transit.
Other operating income
Other operating income for the years ended June 30, 2026 and 2025 was $11.7 million and $9.4 million, respectively, an increase of $2.3 million. The increase is primarily due to a $2.7 million increase in demand response program income at the Group’s site at Childress.
Finance expense
Finance expense for the years ended June 30, 2026 and 2025 was $59.3 million and $11.0 million, respectively, an increase of $48.2 million. The increase was primarily related to a larger principal amount of outstanding convertible notes and interest expense on lease liabilities and the GPU Financing entered into during the year ended June 30, 2026.
Interest income
Interest income for the years ended June 30, 2026 and 2025 was $80.6 million and $7.5 million, respectively, an increase of $73.1 million. The increase in interest income was primarily related to an increase in average cash and cash equivalents balance for the year ended June 30, 2026.
Increase (decrease) in fair value of assets held for sale
Increase (decrease) in fair value of assets held for sale for the years ended June 30, 2026 and 2025 was $(110.6) million and $(2.2) million, respectively. This decrease was related to a larger decrease in fair value of Bitcoin miners held for sale during the year ended June 30, 2026.

Realized gain (loss) on financial instruments
Realized gain (loss) on financial instruments for the years ended June 30, 2026 and 2025 was $(9.3) million and $(4.2) million, respectively. Realized gain (loss) on financial instruments primarily represents the loss on expired Bitcoin purchase options during the year ended June 30, 2026 and the loss on the electricity purchased and subsequently resold under a power supply agreement at the Group’s Childress site during the year ended June 30, 2025.
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on financial instruments for the years ended June 30, 2026 and 2025 was $558.5 million and $77.5 million, respectively. The increase in unrealized gain (loss) relates to the changes in fair value of the Capped Call Transactions, including new capped call transactions entered into in connection with convertible notes issued during the year, and Prepaid Forward Transactions during the year ended June 30, 2026. See Note 13. Financial assets and Note 17. Derivatives of the consolidated financial statements included in this Annual Report for further information on the unrealized gain (loss) during the year ended June 30, 2026.
Gain on partial extinguishment of financial liabilities
Gain on partial extinguishment of financial liabilities for the years ended June 30, 2026 and 2025 was nil and $9.1 million, respectively. The gain during the year ended June 30, 2025 was primarily related to a supplemental agreement with Bitmain, which decreased the amount due under the existing purchase arrangements for mining hardware.
Debt conversion inducement expense
Debt conversion inducement expense for the year ended June 30, 2026 and 2025 was $111.8 million and nil, respectively. The increase was related to the induced conversion of a portion of the 2030 Convertible Notes and the 2029 Convertible Notes. Refer to Note 23. Debt of the consolidated financial statements included in this Annual Report for further information.
Foreign exchange gain (loss)
Foreign exchange gain (loss) for the years ended June 30, 2026 and 2025 was $(10.3) million and $(1.3) million, respectively. The increase in the loss was primarily related to foreign exchange movements in the translation of monetary assets and liabilities held in currencies other than the functional currency of the company holding the monetary asset or liability.
Income tax (expense) benefit
Income tax (expense) benefit for the years ended June 30, 2026 and 2025 was a benefit of $6.1 million and an expense of $(6.6) million, respectively. The year-over-year change was primarily driven by the loss before income taxes for the year ended June 30, 2026, changes in valuation allowances recorded against certain deferred tax assets, and permanent book-to-tax differences, including non-deductible share-based compensation expense, partially offset by non-taxable items.
Net income (loss)
Net income (loss) for the years ended June 30, 2026 and 2025 was $(702.6) million and $86.9 million respectively. The increase in loss for the year is primarily attributable to the increase in Impairment of assets, Depreciation and amortization, Selling, general and administrative expenses, Debt conversion inducement expense, and Finance expense, partially offset by the increase in Unrealized gain (loss) on financial instruments, Bitcoin mining revenue and AI Cloud Services revenue during the year ended June 30, 2026.

Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $5,895.6 million and restricted cash of $1,723.9 million, and for the year ended June 30, 2026, we had net income (loss) of $(702.6) million and net operating cash inflow of $2,100.4 million. Based on our current operating plans and business conditions, we believe that our existing cash and cash equivalents, expected cash flows from operations and proceeds from financing activities will be sufficient to satisfy our anticipated liquidity requirements for the next 12 months and for the reasonably foreseeable future.

Our primary cash requirements have been for capital needs to support capital expenditure for the development and construction of our data center platform, and the purchase of GPUs, as well as investments in growth and development initiatives. We are a capital-intensive business that requires significant funding. Our liquidity outlook could be adversely affected by events that materially reduce our access to the capital markets or impair our production capabilities, including, but not limited to, our ability to maintain our existing operations, failure to effectively execute our growth strategies, falling GPU rental rates, counterparty risks for AI Cloud Services contracts, broader deteriorating macroeconomic conditions, the regulatory and sociopolitical environment related to data center development, the impact of Bitcoin halving events, and significant increases in costs. Furthermore, we have generated significant negative cash flows from investing activities as we continue to support the growth of our AI Cloud Services segment. As part of this strategy, we are transitioning our British Columbia and Childress sites to support AI Cloud Services, while continuing to advance development and expansion initiatives across our broader data center portfolio. We anticipate making significant investments for the foreseeable future, including capital requirements associated with our agreement with Microsoft announced in November 2025 (the “Microsoft Agreement”), as well as GPU acquisitions and the development of additional data center capacity. We also expect to continue progressing development activities at other sites to support this transition and broader growth plan. We expect these and other planned investments to require substantial additional capital to support the continued expansion in this segment.
Our primary sources of liquidity and capital during the year ended June 30, 2026 included available cash and cash equivalents, proceeds from sales under our at-the-market facility and registered direct offering, proceeds from issuances of debt including convertible notes, GPU Financing, and cash inflows from operations, including AI Cloud Services contract prepayments reflected in deferred revenue. Given constrained GPU supply and long lead times, we may commit to purchases of GPU and related hardware and commence the related site development in advance of arranging the related financing, and in certain cases in advance of executing customer contracts for the related capacity. We intend to fund our planned investments through a range of funding sources and financing initiatives, which may include customer prepayments, cash on hand, asset-backed GPU and data center financing facilities, equipment financing arrangements, convertible note issuances and equity. We continue to monitor funding markets for opportunities to raise additional unsecured and secured debt, equity or equity-linked capital, at both the corporate and project levels, to support our capital and liquidity needs and growth plans. Any such financings are subject to market conditions and there can be no assurance as to the structure, timing, amount or other terms of any such financing, but any could be material.
At-the market facility
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
On March 4, 2026, the Company filed a new prospectus supplement superseding and replacing the previously filed prospectus supplement relating to the offer and sale of up to $6.0 billion of its Ordinary shares under the Sales Agreement. As of August 14, 2026, the Company has issued 47,165,838 Ordinary shares under the new prospectus supplement at varying prices generating an aggregate of approximately $2.5 billion in gross proceeds. The total number of Ordinary shares outstanding as of August 14, 2026, was 394,058,648.
Convertible notes
On October 14, 2025, we issued $1 billion aggregate principal amount of the 2031 Convertible Notes. The 2031 Convertible Notes will mature on July 1, 2031, unless earlier converted or redeemed or repurchased by us, and are convertible at the option of the holder into Ordinary shares at any time and from time to time on or after April 1, 2031. As of June 30, 2026, there was $1 billion aggregate principal amount of 2031 Convertible Notes outstanding.
On December 8, 2025, we issued $1.15 billion aggregate principal amount of the 2032 Convertible Notes and $1.15 billion aggregate principal amount of the 2033 (Jun) Convertible Notes. The 2032 Convertible Notes will mature on June 1, 2032, unless earlier converted or redeemed or repurchased by us, and are convertible into Ordinary shares at the option of the holder at any time and from time to time on or after March 1, 2032, and the 2033 (Jun) Convertible Notes will mature on June 1, 2033, unless earlier converted or redeemed or repurchased by us, and are convertible into Ordinary shares at the option of the holder at any time and from time to time on or after March 1, 2033. As of June 30, 2026, there was $1.15 billion aggregate principal amount of 2032 Convertible Notes outstanding and $1.15 billion aggregate principal amount of the 2033 (Jun) Convertible Notes outstanding.
On May 14, 2026, we issued $3 billion aggregate principal amount of the 2033 (Dec) Convertible Notes. The 2033 (Dec) Convertible Notes will mature on December 1, 2033, unless earlier converted or redeemed or repurchased by us, and are convertible into Ordinary shares at the option of the holder at any time and from time to time on or after September 1, 2033. As of June 30, 2026, there was $3 billion aggregate principal amount of 2033 (Dec) Convertible Notes outstanding.
In connection with the issuance of each of the 2031 Convertible Notes offering, the 2032 Convertible Notes offering, the 2033 (Jun) Convertible Notes and the 2033 (Dec) Convertible Notes offering (together, the “Convertible Notes”), we entered into Capped Call Transactions. The Capped Call Transactions are expected generally to reduce potential dilution to our Ordinary shares upon any conversion of each series of the Convertible Notes and/or offset any payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Call Transactions will expire upon the maturity of the relevant series of Convertible Notes.
Concurrently with the issuance of the 2032 Convertible Notes and the 2033 (Jun) Convertible Notes, the Group issued 39,699,102 Ordinary shares to fund the repurchase of approximately $544.3 million aggregate principal amount of outstanding 2030 Convertible Notes and 2029 Convertible Notes, for an aggregate purchase price of approximately $1,632.4 million, which includes accrued and unpaid interest of $8.9 million, and recognized a debt conversion inducement expense of $111.8 million, in separate, privately negotiated transactions with a limited number of holders of the 2030 Convertible Notes and 2029 Convertible Notes. See Note 23. Debt to our audited financial statements for the year ended June 30, 2026, included in this Annual Report for further information
As of June 30, 2026, we had outstanding $6,745.7 million aggregate principal amount of convertible notes.
See Note 23. Debt and Note 17. Derivatives to the audited consolidated financial statements included in this Annual Report for further information on the terms of the Convertible Notes and Capped Call Transactions.
GPU Financing
In May 2026, the Company, through its indirect wholly-owned, financing subsidiary IE US Hardware 3, LLC (the “Financing SPV”), entered into an approximately $3.6 billion senior secured financing program (the “GPU Financing”) comprising two separate instruments: an approximately $1.5 billion senior secured delayed draw term loan (the “DDTL Facility”) provided by a syndicate of commercial bank lenders under a credit agreement (the “Credit Agreement”), and $2.1 billion of senior secured notes (the “USPP Senior Notes”) issued to institutional investors under a note purchase agreement (the “Note Purchase Agreement”). The two instruments share a common security package in favor of CSC Delaware Trust Company as collateral agent (“Collateral Agent”) and covenant framework established under a common terms agreement (the “Common Terms Agreement”), but are separate debt instruments held by different classes of creditors and bearing different interest rates. The proceeds of the GPU Financing are used to finance a portion of the acquisition cost of GPUs and related infrastructure deployed by the Financing SPV in support of the Microsoft Agreement.
Borrowings under the DDTL Facility bear interest at a floating rate equal to 1-month SOFR plus 2.25% per annum, payable monthly in arrears. Principal is repayable monthly in accordance with the amortization schedule set out in the Credit Agreement. The DDTL Facility is drawn in four tranches aligned to the delivery milestones under the Microsoft Agreement, subject to satisfaction of specified conditions precedent.
As at June 30, 2026, $413 million of the DDTL had been funded and $1,132 million of unfunded commitment remained available subject to the conditions precedent.
The USPP Senior Notes bear interest at a fixed rate of 5.96% per annum, payable monthly in arrears. Principal is repayable monthly in accordance with the amortization schedule set out in the Note Purchase Agreement. The USPP Senior Notes are issued in up to four tranches. Note proceeds are funded into a restricted escrow account on each tranche closing date and are released to the Financing SPV upon satisfaction of the release conditions.
As at June 30, 2026, $525 million of USPP Senior Notes had been issued and $1,575 million of unfunded commitment remained available subject to the conditions precedent.

The GPU Financing is non-recourse to the general credit of the Group, except for limited guarantees provided by IREN Limited. No liability is recognized for these guarantees, which are guarantees by the IREN Limited of the obligations of consolidated subsidiaries.
Further, IREN Limited has guaranteed the Financing SPV’s payment obligations under its pre-closing interests rate and power hedge transactions to the hedge counterparties, which occurs on a tranche-by-tranche basis as the related debt and notes are drawn. A counterparty may call the guarantee only after demanding payment from the Financing SPV and expiry of the applicable cure period. The guarantee steps down as each tranche transfers into the secured structure, with Tranche 1 having been transferred (and the balance is expected to transfer by the end of calendar 2026) and falls away for any tranche terminated and settled beforehand.
If Microsoft validly terminates a funded tranche of the Microsoft Agreement and a replacement qualified customer is not secured during the ensuing remarketing period, the Parent has guaranteed that (i) the debt and notes allocated to that tranche, net of any disposition proceeds realized from the sale of the GPUs associated with such terminated tranche and applied to prepayment, payable within five business days of demand, and (ii) any upfront amount owed to Microsoft on termination, payable when due (subject to a carve-out where the Collateral Agent enforces against the collateral during the remarketing period). The guarantee is released as each tranche is accepted by Microsoft and terminates on the earliest of discharge of the secured obligations, acceptance and funding of the final tranche, or the occurrence of all tranche release dates.
IREN Limited has also guaranteed the full and timely performance by the data center provider, an indirect subsidiary of the Company, of its service obligations to the Financing SPV under the managed services agreement. This is a performance guarantee and not a guarantee of the Financing SPV's borrowings. It terminates on the earliest of discharge of the secured obligations, the data center provider ceasing to be a Group affiliate, its replacement at the Collateral Agent’s direction, or termination of the agreement, and accordingly may remain outstanding for the term of the Microsoft Agreement.
See Note 23. Debt to the audited consolidated financial statements included in this Annual Report for further information.
Equipment Leasing and Financing Agreements
During the year ended June 30, 2026, the Group entered into equipment leasing arrangements to finance GPU purchases.
In August 2025, the Group secured approximately $102 million under a 36-month lease with monthly payments, and a purchase option at the lower of fair market value and 18% of the initial purchase price. The Group also secured approximately $96 million under a 24-month lease with fixed monthly payments, and a $1 purchase option at maturity.
In November 2025, the Group further secured approximately $200 million to finance a portion of the Group’s GPU orders under a 24-month lease with fixed monthly payments, and a $1 purchase option at maturity. See Note 22. Finance leases to the audited consolidated financial statements included in this Annual Report for further information.
IREN Limited provided parent guarantees for the payment obligations under these arrangements.
Off-Balance Sheet Arrangements
During the years ended June 30, 2026, 2025 and 2024, we did not have any material off-balance sheet arrangements.

Historical Cash Flows
Comparison of cash flows for the years ended June 30, 2026 and 2025
The following table sets forth a summary of our historical cash flows for the years ended June 30, 2026 and 2025 presented.

	Year Ended June 30,
	2026	2025
	($ thousands)	($ thousands)
Net cash from (used in) operating activities	2,100,418	245,886
Net cash from (used in) investing activities	(4,722,984)	(1,380,487)
Net cash from (used in) financing activities	9,680,050	1,294,735
Net cash and cash equivalents increase/(decrease)	7,057,484	160,134
Cash and cash equivalents at the beginning of the period	564,526	404,601
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(2,483)	(209)
Net cash and cash equivalents at the end of the period	$7,619,527	$564,526
Operating activities
Our net cash from operating activities was $2,100.4 million for the year ended June 30, 2026, compared to net cash from operating activities of $245.9 million for the year ended June 30, 2025, an increase of $1,854.5 million.
In addition, for the year ended June 30, 2026, our net income (loss) was $(702.6) million, compared to $86.9 million for the year ended June 30, 2025. The increase in net income (loss) to net cash from (used in) operating activities primarily reflects noncash adjustments of $978.3 million, which is driven by unrealized (gain) loss on financial instruments of $(558.5) million, debt conversion inducement expense of $111.8 million, depreciation and amortization of $417.7 million, stock-based compensation expense of $205.0 million, impairment of assets of $638.8 million and change in fair value of assets held for sale of $110.6 million. Other noncash items, including realized gain (loss) on financial instruments, foreign exchange (gain) loss, amortization of debt issuance costs and (gain) loss on disposal of property, plant and equipment, collectively contributed $52.9 million. Refer to “—Results of Operations” for further detail of associated costs.
Unrealized (gain) loss on financial instruments reflects the changes in fair value of the Capped Call Transactions and Prepaid Forward Transactions, which were entered into during the second and fourth quarter of the fiscal year 2025, and Capped Call Transactions which were entered into during the second and fourth quarter of the fiscal year 2026. Depreciation and amortization reflects ongoing investment in property, plant, and equipment, and stock-based compensation reflects the amortization expense associated with the issuance of equity incentives.
Changes in operating assets and liabilities resulted in a net cash increase of $1,824.7 million, primarily due to an increase in deferred revenue of $1,841.7 million from AI Cloud Services contract prepayments, an increase in accounts payable and accrued liabilities of $38.0 million and an increase in other liabilities of $49.5 million reflecting an increase in accrued payroll taxes on stock-based compensation. This was partly offset by an increase in prepayments and deposits of $67.7 million reflecting an increase in computer hardware prepayments and deposits for land options and other deposits, increases in accounts receivable and other receivables of $29.4 million primarily related to AI Cloud Services contracts and an increase of $9.1 million in tax-related liabilities.
Investing activities
Our net cash used in investing activities was $4,723.0 million for the year ended June 30, 2026, compared to net cash used in investing activities of $1,380.5 million for the year ended June 30, 2025, an increase of $3,342.5 million. For the year ended June 30, 2026, the increase in cash outflows of $3,342.5 million was primarily attributable to an increase in payments for computer hardware, payments for property, plant and equipment, net of computer hardware, payments for intangible assets for connection rights and land purchase options and payments for the acquisition of subsidiaries during the year ended June 30, 2026.

The payments for computer hardware of $1,335.1 million primarily relates to AI hardware. The payment for property, plant and equipment net of computer hardware of $2,998.0 million primarily relates to the continuing expansion of our data center capacity at Childress, including Horizons 1-4, and at the Sweetwater 1 and Sweetwater 2 sites as well as the transition of the British Columbia data centers to AI Cloud.
Financing activities
Net cash from financing activities was $9,680.1 million for the year ended June 30, 2026, compared to net cash from financing activities of $1,294.7 million for the year ended June 30, 2025, an increase of $8,385.3 million. For the year ended June 30, 2026, our cash inflows comprised primarily of $7,237.6 million in proceeds from the issuance of convertible senior notes and debt financing facilities, $4,742.8 million from the issuance of Ordinary shares of which $1,631.5 million related to a registered direct offering, $38.8 million in proceeds from the unwind of certain capped call transactions and $6.6 million in proceeds from the exercise of options. These cash inflows were partially offset by offerings costs related to the at-the-market program of $50.4 million, payments made for entering into the Capped Call Transactions of $448.9 million, the aggregate induced conversion of the convertible notes of $1,623.5 million, payments for borrowing transaction costs of $165.5 million and repayment of finance lease liabilities and debt of $58.1 million.
Contractual Obligations
As of June 30, 2026, the Group had commitments of $13,810.0 million, as compared to $368.8 million as of June 30, 2025. These commitments include committed capital expenditure on AI hardware and infrastructure related to site development.
The increase in total commitments was primarily due to an increase in commitments related to our expansion into AI Cloud Services and includes committed capital expenditure on computer hardware and infrastructure related to site development of Horizons 1-4 at the Childress site, the Sweetwater 1 and Sweetwater 2 sites and the transition of the Childress and British Columbia data centers to AI Cloud. The commitments set forth above do not reflect commitments related to any hardware purchase agreements and other contracts entered into after June 30, 2026.
Assuming the remaining outstanding 2030 Convertible Notes, 2029 Convertible Notes, 2031 Convertible Notes, 2032 Convertible Notes, 2033 (Jun) Convertible Notes and 2033 (Dec) Convertible Notes are not converted into Ordinary shares, repurchased or redeemed prior to maturity:
•annual interest payments of approximately $6.9 million in each calendar year from 2026 through 2030 in connection with the 2030 Convertible Notes:
•annual interest payments of approximately $8.2 million in each calendar year from 2026 through 2029 in connection with the 2029 Convertible Notes:
•annual interest payments of approximately nil in each calendar year from 2026 through 2031 in connection with the 2031 Convertible Notes:
•annual interest payments of approximately $2.9 million in each calendar year from 2026 through 2032 in connection with the 2032 Convertible Notes:
•annual interest payments of approximately $11.5 million in each calendar year from 2026 through 2033 in connection with the 2033 (Jun) Convertible Notes:
•annual interest payments of approximately $30.0 million in each calendar year from 2026 through 2033 in connection with the 2033 (Dec) Convertible Notes; and
•principal for each of the Convertible Notes upon maturity, for a total of $6,745.7 million, will be payable under the terms of the Convertible Notes.
Refer to Note 23. Debt to the audited consolidated financial statements included in this Annual Report for further information.
As of June 30, 2026, the Group had finance lease obligations primarily related to GPU hardware. We expect to make remaining payments under these finance leases of approximately $270.4 million over the remaining lease terms. Refer to

Note 22. Finance leases to the audited consolidated financial statements included in this Annual Report for further information.
In May 2026, the Group entered into a DDTL Facility providing for up to $1,545 million of commitments, and issued $2,100 million of USPP Senior Notes. The DDTL Facility and the USPP Senior Notes are non-recourse to the general credit of the Group, except for limited guarantees provided by the Company. Refer to Note 23. Debt to the audited consolidated financial statements included in this Annual Report for further information.
As of June 30, 2026, $413 million was drawn under the DDTL Facility and $525 million of the USPP Senior Notes had been funded. Assuming the drawn and funded amounts remain outstanding and are not prepaid prior to maturity, we expect to make (i) principal repayments of $413 million under the DDTL Facility and $525 million under the USPP Senior Notes, both amortizing through 2031; and (ii) interest payments on drawn and funded amounts. The DDTL bears interest at a floating rate of SOFR + 2.25%; based on amounts drawn and rates in effect at June 30, 2026, DDTL interest is estimated at approximately $24.4 million per annum. The USPP Senior Notes bear interest at a fixed rate of 5.96% per annum, representing approximately $31.3 million per annum on funded amounts. Interest on both facilities will increase as further amounts are drawn or funded, and decrease as the amounts amortize to maturity.
Amounts undrawn under the DDTL Facility and unfunded under the USPP Senior Notes do not represent principal repayment obligations. As of June 30, 2026, approximately $1,132 million remained available and undrawn under the DDTL and $1,575 million of USPP Senior Notes remained committed to be funded on scheduled draw dates.
To manage interest rate variability on the floating-rate DDTL Facility, the Group has entered into pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of approximately $1,500 million and maturities through October 2031, designated as cash flow hedges, under which it pays a weighted-average fixed rate of approximately 3.80% and receives Term SOFR. Refer to Note 17. Derivatives and Note 23. Debt to the audited consolidated financial statements included in this Annual Report for further information.

Research and Development, Patents and Licenses, etc.
We are building proprietary data centers that continue to be refined through research and development efforts to further optimize the operational environment and efficiencies, including targeting stable performance during high and low temperature periods, as well as the life of our hardware.
Design, research and development have not been significant components of our business: however, such activities may become more significant in the future.
Critical Accounting Estimates
Stock-based compensation expense
We measure the cost of stock-based compensation awards granted in accordance with ASC 718, Compensation—Stock Compensation. The grant-date fair value of equity-classified awards is determined using valuation models such as the Black-Scholes-Merton option-pricing model and Monte Carlo simulations, which reflect the specific terms of the award. In applying these models, management uses judgment in estimating key assumptions, including expected volatility, grant-date stock price, expected term of the award, and the risk-free interest rate. See Note 25 to our consolidated financial statements included in this Annual Report for the key assumptions.
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
Currency Risk
Our functional and presentation currency is in U.S. dollars: however, we undertake certain transactions denominated in foreign currency and are exposed to foreign currency risk through foreign exchange rate fluctuations. Foreign exchange risk arises from future commercial transactions and recognized financial assets and financial liabilities denominated in a currency that is not the entity's functional currency. The risk is measured using sensitivity analysis. Our exposure to foreign currency risk arises when we or one of our entities holds a financial asset or liability in a currency other than the functional currency of that entity. We do not currently enter into derivative or other hedging arrangements to manage our foreign currency exposure.
As of June 30, 2026, we had $74.4 million net exposure to the Canadian dollar, primarily in intercompany receivables and cash. A strengthening or weakening of the Canadian dollar exchange rate by 10% would increase the Income (loss) before taxes by $7.4 million or decrease the Income (loss) before taxes by $7.4 million, respectively.

As of June 30, 2026, we had $9.2 million net exposure to the Australian dollar, primarily related to GST receivable and cash and cash equivalents. A strengthening or weakening of the Australian dollar exchange rate by 10% would increase the Income (loss) before taxes by $0.9 million or decrease the Income (loss) before taxes by $0.9 million respectively.
As of June 30, 2026, we had $33.4 million net exposure to the Euro, primarily related to cash and cash equivalents denominated in Euro. A strengthening or weakening of the Euro dollar exchange rate by 10% would increase the Income (loss) before taxes by $3.3 million or decrease the Income (loss) before taxes by $3.3 million, respectively.
As of June 30, 2026, we had $87.3 million net liability exposure to the U.S. dollar, primarily related to account payables and accrued expenses as well as intercompany payables denominated in U.S. dollar. A strengthening or weakening of the U.S. dollar exchange rate by 10% would decrease the Income (loss) before taxes by $8.7 million or increase the Income (loss) before tax by $8.7 million, respectively.
As we continue our business expansion, we expect to face continued exposure to exchange rate risk from the Canadian dollar, the Australian dollar, the Euro and the U.S. dollar.
Cost of Power Risk
Our data center operations, including our AI Cloud Services, bare metal services and Bitcoin mining operations, are highly power-intensive, with electrical power required both to operate our GPU and ASIC hardware and to dissipate the significant amount of heat generated by operating that hardware. In the fiscal year ended June 30, 2026, the cost of power represented approximately 27% of our total revenue. A 10% increase or decrease in the cost of power over the course of the fiscal year ended June 30, 2026 would have increased or decreased our Income (loss) before taxes by approximately $19.1 million for the year. In May 2026, in connection with the financing of our GPU infrastructure supporting our Microsoft Agreement, we entered into fixed-price physical power hedging arrangements of electricity supply, referenced to the ERCOT West Hub, for the term of the financing. These arrangements are intended to fix the cost and amount of energy associated with the contracted capacity. We remain exposed to power price movements on consumption in excess of hedged volumes and to basis risk between the ERCOT West Hub price and the price at our delivery point in the ERCOT West Load Zone, including congestion and transmission costs.
Price Risk
The Company is exposed to daily price risk on Bitcoin rewards it generates through contributing computing power to mining pools. Bitcoin rewards are liquidated on a daily basis and no Bitcoin is held as of June 30, 2026.
Interest Rate Risk
We are exposed to interest rate risk, which is the risk that a financial instrument’s value will fluctuate as a result of changes in the market interest rates on variable interest-bearing financial instruments. During the fiscal year ended June 30, 2026, in connection with the financing of our GPU infrastructure supporting our Microsoft Agreement, we entered into interest rate hedging arrangements, comprising a forward-starting fixed-for-floating SOFR interest rate swap with an aggregate notional amount of $1.5 billion, which remains in place over the term of the related floating-rate term loan facility. As of June 30, 2026, we had $413 million of floating-rate borrowings outstanding under our delayed draw term loan facility, of which approximately $394 million was hedged by the interest rate swap described above. Other than the foregoing, we do not use derivatives to mitigate interest rate exposures. A 100 basis point increase or decrease in interest rates would have increased or decreased the fair value of our interest rate swap by $30.9 million, recorded in accumulated other comprehensive income (loss). Our cash, cash equivalents and restricted cash consist either of balances available on demand or term deposits, which are held with regulated financial institutions at floating rates. A 100 basis point increase or decrease in interest rates would have increased or decreased our Income (loss) before taxes by $34.5 million for the fiscal year ended June 30, 2026, reflecting interest income on our cash, cash equivalents and restricted cash.
Credit Risk
Our exposure to credit risk is primarily related to potential counterparty credit risk with AI Cloud Services customers, exchanges, mining pools, suppliers and vendors, regulated financial institutions and brokers. We currently generate a large portion of our AI Cloud Services revenue from a small number of customers. We are also exposed to counterparty credit risk with respect to our customers, some of which are early-stage and/or private companies operating predominantly in the AI sector. We mitigate potential counterparty credit risk with AI Cloud Services customers by engaging with counterparties that we believe possess strong creditworthiness based on their credit quality and other factors. We also have the right, under certain customer contracts, to apply customer prepayments against amounts owed by such customers. Additionally, we mitigate credit risk associated with mining pools and exchanges by maintaining relationships with various alternative mining pools and transferring fiat currency to our Australian bank account on a regular basis. For suppliers and vendors risk, this is mitigated through credit due diligence, milestone-based payments, security over advances, vendor financing, dual sourcing and ongoing counterparty monitoring. Our cash, cash equivalents and restricted cash consist of balances held with regulated, listed financial institutions. We regularly monitor industry developments and concentration risks with each financial institution and primarily hold balances on demand with A-1 rated institutions (based on Standard & Poor’s ratings). We have a number of brokers onboarded that can trade on our ATM Facility and we reconcile trades on a regular basis to mitigate against broker credit risk.
Market Value of Bitcoin
During the fiscal year ended June 30, 2026, a substantial portion of our revenue was comprised of the value of Bitcoin rewards and transaction fees earned through our Bitcoin mining operations, and our operating results and financial condition for the periods presented were accordingly affected by fluctuations and long-term trends in the value of Bitcoin. Bitcoin has its own unique dynamic in terms of valuation, reward rates and similar factors. Any of these factors could lead to material adverse changes in the market for Bitcoin, which could in turn adversely affect the results of our Bitcoin mining operations.
Following our strategic transition toward AI Cloud Services and bare metal services, which are contracted in U.S. dollars and are not directly exposed to movements in the value of Bitcoin, we expect our direct exposure to the market value of Bitcoin to continue to decline.
A 10% increase or decrease in the market value of Bitcoin over the course of the fiscal year ended June 30, 2026, would have increased or decreased our revenue by $57.8 million for the year and would have had a material effect on our total revenue as of that date. We are exposed to daily price risk on Bitcoin rewards we generate through contributing computing power to mining pools. Bitcoin rewards are typically liquidated on a daily basis in exchange for the USD market value thereof and no Bitcoin was held at the reporting period end. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance”.

IREN Limited
Contents

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See our audited consolidated financial statements beginning at page F-1.
F-1

Reports of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
IREN Limited:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of IREN Limited and subsidiaries (the Company) as of June 30, 2026, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for the year ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission , and our report dated August 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of mining hardware and the fair value of assets held for sale
As discussed in Notes 2, 14 and 16 to the consolidated financial statements, the Group recorded impairment expense of $631.7 million on long-lived assets, a substantial portion of which related to Bitcoin mining hardware, and decreases in the fair value of certain mining hardware classified as assets held for sale of $110.6 million during the year ended June 30, 2026. The remaining net book value of assets held for sale at June 30, 2026, was $72.5 million. The Group reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets, or asset groups, may not be fully recoverable. The Group measures recoverability of long-lived assets by comparing the carrying amount of the asset, or asset group, to the undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and related adjustments, and third-party independent appraisals, as necessary. The Group classifies long-lived assets as held for sale when the applicable criteria are met and initially measures those assets at the lower of their carrying amount or fair value less costs to sell.

Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Fair value less costs to sell was determined principally by using quoted market values and related adjustments for similar assets.
We identified the measurement of the impairment of mining hardware and fair value of assets held for sale as a critical audit matter. There was a high degree of audit effort and subjective and complex auditor judgment involved in the impairment and fair value assessment due to the complexity and significant measurement uncertainty. Specifically, the assessment involved evaluating the significant assumptions used in the estimates, including certain adjustments to quoted market values used to estimate the fair value of the mining hardware used to determine the impairment and fair value of assets held for sale.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s property, plant and equipment process, including controls over the Group’s measurement of the fair value of mining hardware and assets held for sale and the related impairment expense and decrease in the fair value of assets held for sale. This included controls related to the completeness and accuracy of data used in the impairment analysis, and the appropriateness of significant assumptions used to estimate fair value or fair value less costs to sell. We evaluated management’s determination of estimated fair value by comparing to sales of similar assets and publicly-available market information

/s/ KPMG LLP
We have served as the Company’s auditor since 2025.
New York, New York
August 27, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
IREN Limited:

Opinion on Internal Control Over Financial Reporting
We have audited IREN Limited and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2026, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated August 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Nostrum Group during 2026, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026, Nostrum Group’s internal control over financial reporting associated with total assets representing approximately 2% of consolidated total assets and total revenues representing less than 1% of consolidated total revenues included in the consolidated financial statements of the Company as of and for the year ended June 30, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Nostrum Group.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ KPMG LLP
New York, New York
August 27, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
IREN Limited
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of IREN Limited and subsidiaries (the “Company”) as of June 30, 2025, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We have served as the Company’s auditor from 2023 to 2025.

/s/ Raymond Chabot Grant Thornton LLP
Montreal, Canada
August 28, 2025 (except for Note 3, as to which the date is August 27, 2026)

IREN Limited
Consolidated Balance Sheets
As at June 30, 2026 and 2025

(in USD thousands, except share and per share data)	Note	June 30, 2026	June 30, 2025
Assets
Current assets
Cash and cash equivalents	10	$5,895,591	$564,526
Restricted cash, current portion	10	1,670,252	—
Accounts receivable, net		21,062	1,564
Deposits and prepaid expenses	12	189,140	45,908
Derivative assets	17	—	5,756
Assets held for sale	16	72,540	—
Income taxes receivable	28	1,122	2,581
Other assets	11	36,469	20,838
Total current assets		7,886,176	641,173

Non-current assets
Property, plant and equipment, net	14	6,753,183	1,930,567
Intangible assets, net	15	317,432	—
Goodwill	15	36,577	—
Operating lease right-of-use asset, net		2,720	1,463
Restricted cash, less current portion	10	53,684	—
Deposits and prepaid expenses	12	265,956	32,916
Financial assets	13	—	211,617
Derivative assets	17	415,641	122,100
Other assets	11	58,670	486
Total non-current assets		7,903,863	2,299,150
Total assets		$15,790,039	$2,940,323

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	19	$1,825,392	$144,115
Operating lease liability, current portion		555	404
Finance lease liability, current portion	22	125,340	—
Debt, current portion	23	169,370	—
Income taxes payable, current portion	28	—	—
Deferred revenue, current portion	20	46,491	884
Other liabilities, current portion	21	53,952	3,945
Total current liabilities		2,221,100	149,347

Non-current liabilities
Operating lease liability, less current portion		2,231	1,063
Finance lease liability, less current portion	22	118,456	—
Debt, less current portion	23	7,423,574	962,765
Deferred revenue, less current portion	20	1,796,055	—
Deferred tax liabilities	28	30,832	7,971
Income taxes payable, less current portion	28	4,283	1,454
Other liabilities, less current portion	21	7,894	234
Total non-current liabilities		9,383,326	973,488
Total liabilities		11,604,426	1,122,835

Commitments and contingencies (See Note 29)

Stockholders' equity
Ordinary shares, no par value; 380,193,608 and 258,103,209 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively	24	7,172,887	2,355,056
B Class shares, no par value; 2 shares authorized; and 2 shares issued and outstanding as of June 30, 2026 and June 30, 2025	24	—	—
Additional paid-in capital		(1,647,061)	88,672
Retained earnings (accumulated deficit)		(1,298,789)	(596,167)
Accumulated other comprehensive income (loss)		(41,424)	(30,073)
Total stockholders' equity		4,185,613	1,817,488
Total liabilities and stockholders' equity		$15,790,039	$2,940,323
See accompanying Notes to Consolidated Financial Statements.

IREN Limited
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the years ended June 30, 2026, 2025, and 2024

(in USD thousands, except share and per share data)		Years ended June 30,
	Note	2026	2025	2024
Revenue:
AI Cloud Services Revenue	4	$128,795	$16,394	$3,105
Bitcoin Mining Revenue	4	578,212	484,629	184,087
Total revenue		707,007	501,023	187,192

Cost of revenue (exclusive of depreciation and amortization shown below):
AI Cloud	5	(16,932)	(1,319)	(379)
Bitcoin Mining	5	(202,774)	(157,673)	(86,688)
Total cost of revenue		(219,706)	(158,992)	(87,067)

Operating (expenses) income:
Selling, general and administrative expenses	6	(449,115)	(136,458)	(70,424)
Depreciation and amortization	14	(417,729)	(181,136)	(50,470)
Impairment of assets	14	(638,805)	(7,223)	—
Gain (loss) on disposal of property, plant and equipment	14	(24,908)	4,002	43
Other operating expenses	7	(15,157)	(13,302)	(8,074)
Other operating income	8	11,699	9,413	1,566
Total operating (expenses) income		(1,534,014)	(324,704)	(127,359)
Operating (loss) income		(1,046,714)	17,327	(27,234)

Other (expense) income:
Finance expense		(59,251)	(11,045)	(98)
Interest income		80,631	7,504	5,831
Increase (decrease) in fair value of assets held for sale	16	(110,622)	(2,160)	—
Realized gain (loss) on financial instruments	13, 17	(9,269)	(4,215)	4,121
Unrealized gain (loss) on financial instruments	13, 17	558,541	77,518	(3,448)
Gain on partial extinguishment of financial liabilities	17	—	9,093	—
Debt conversion inducement expense		(111,799)	—	—
Foreign exchange gain (loss)		(10,273)	(1,339)	(4,747)
Other non-operating income		72	817	108
Total other (expense) income		338,029	76,173	1,767

Income (loss) before taxes		(708,683)	93,501	(25,467)
Income tax (expense) benefit	28	6,062	(6,560)	(3,453)
Net income (loss)		$(702,621)	$86,941	$(28,920)

Net income (loss) per share of Ordinary shares:
Basic net income (loss) per share of Ordinary shares	27	$(2.22)	$0.41	$(0.29)
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	27	316,123,145	214,586,767	99,640,920

Diluted net income (loss) per share of Ordinary shares	27	$(2.22)	$0.39	$(0.29)
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	27	316,123,145	223,245,651	99,640,920

Net income (loss)		$(702,621)	$86,941	$(28,920)
Other comprehensive income (loss):
Gain (loss) on cash flow hedges, net of tax	17	3,141	—	—
Change in foreign currency translation adjustments, net of tax		(14,492)	4,921	(339)
Total other comprehensive income (loss), net of tax		(11,351)	4,921	(339)
Total comprehensive income (loss)		$(713,972)	$91,862	$(29,259)
See accompanying Notes to Consolidated Financial Statements.

IREN Limited
Consolidated Statements of Stockholders’ Equity
For the years ended June 30, 2026, 2025, and 2024

(in USD thousands, except share and per share data)	Ordinary shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2023	64,747,477	$965,857	$28,435	$(654,189)	$(34,655)	$305,448
Issuance of Ordinary shares – Committed Equity Facility, net of issuance costs	12,887,814	49,717	—	—	—	49,717
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	108,063,868	746,999	—	—	—	746,999
Issuance of Ordinary shares – restricted stock units	104,559	118	—	—	—	118
Issuance of Ordinary shares – stock options	457,281	1,279	—	—	—	1,279
Stock-based compensation	—	—	22,851	—	—	22,851
Other comprehensive income (loss)	—	—	—	—	(339)	(339)
Issuance of Ordinary shares - third party issuance	106,687	319	—	—	—	319
Net income (loss)	—	—		(28,920)	—	(28,920)
Balance, June 30, 2024	186,367,686	$1,764,289	$51,286	$(683,109)	$(34,994)	$1,097,471
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	69,074,101	584,747	—	—	—	584,747
Issuance of Ordinary shares – restricted stock units	1,770,112	6,020	—	—	—	6,020
Stock-based compensation	—	—	37,386	—	—	37,386
Other comprehensive income (loss)	—	—	—	—	4,921	4,921
Net income (loss)	—	—	—	86,941	—	86,941
Balance, June 30, 2025	257,211,899	$2,355,056	$88,672	$(596,167)	$(30,073)	$1,817,488
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	70,206,940	3,058,036	—	—	—	3,058,036
Issuance of Ordinary shares – Equity Offering, net of issuance costs	39,699,102	1,631,451	—	—	—	1,631,451
Issuance of Ordinary shares – restricted stock units	9,863,884	71,803	—	—	—	71,803
Issuance of Ordinary shares – stock options	2,374,359	9,051	—	—	—	9,051
Issuance of Ordinary shares – Nostrum acquisition	837,424	47,490	—	—	—	47,490
Stock-based compensation	—	—	131,474	—	—	131,474
Repurchase of the 2030 Convertible Notes and 2029 Convertible Notes	—	—	(981,018)	—	—	(981,018)

Reclassification of 2030 Prepaid Forward Contract and 2029 Prepaid Forward Contract	—	—	(665,400)	—	—	(665,400)
Reclassification of 2030 Capped Call Transactions and 2029 Capped Call Transactions	—	—	(259,600)	—	—	(259,600)
Settlement of 2029 Capped Call Transactions	—	—	38,811	—	—	38,811
Other comprehensive income (loss)	—	—	—	—	(11,351)	(11,351)
Net income (loss)	—	—	—	(702,621)	—	(702,621)
Balance, June 30, 2026	380,193,608	$7,172,887	$(1,647,061)	$(1,298,789)	$(41,424)	$4,185,613

See accompanying Notes to Consolidated Financial Statements.

IREN Limited
Consolidated Statements of Cash Flows
For the years ended June 30, 2026, 2025, and 2024

(in USD thousands)	Years ended June 30,
	2026	2025	2024
Operating activities
Net income (loss)	$(702,621)	$86,941	$(28,920)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	417,729	181,136	50,470
Impairment of assets	638,805	7,223	—
Change in fair value of assets held for sale	110,622	2,160	—
Other non-operating income	—	—	(108)
Realized (gain) loss on financial asset	8,667	4,215	(4,121)
Unrealized (gain) loss on financial instrument	(558,541)	(77,518)	3,448
Debt conversion inducement expense	111,799	—	—
Other (income) expense	—	11,811	—
Other finance expense	—	586	—
(Gain) loss on disposal of property, plant and equipment	24,908	(4,002)	(43)
Foreign exchange loss (gain)	9,919	3,821	(3,507)
Gain on partial extinguishment of financial liabilities	—	(9,093)	—
Amortization of debt issuance costs	9,408	1,400	—
Stock-based compensation expense	205,023	42,642	23,636
Changes in assets and liabilities:
Accounts receivable and other receivables	(29,434)	(9,656)	(5,588)
Financial asset, current	—	6,530	—
Accounts payable and accrued expenses	38,017	16,689	10,072
Other assets	494	—
Tax related receivables	—	(2,581)	—
Tax related liabilities	(9,136)	4,911	1,357
Other liabilities	49,506	2,718	409
Deferred revenue	1,841,662	(1,674)	2,558
Prepayments and deposits	(67,727)	(22,227)	2,940
Operating lease liabilities	1,319	(146)	(384)
Net cash from (used in) operating activities	2,100,418	245,886	52,219

Investing activities
Payments for property, plant and equipment, net of computer hardware	(2,998,006)	(573,456)	(141,855)
Payments for computer hardware	(1,335,081)	(799,171)	(338,054)
Payments for intangible assets	(107,573)	—	—
Payments for other prepayments and deposits	(203,439)	(19,502)	(18,600)
Proceeds from disposal of property, plant and equipment	23,782	11,172	43
Deposits paid for right-of-use assets	(10,184)	—	—
Payment for the acquisition of subsidiaries	(92,483)	—	—
Proceeds from release of deposits	—	470	—
Net cash from (used in) investing activities	(4,722,984)	(1,380,487)	(498,466)

IREN Limited
Consolidated Statements of Cash Flows (continued)
For the years ended June 30, 2026, 2025, and 2024

Financing activities
Payment of offering costs for committed equity facility	—	—	(213)
Proceeds from committed equity facility	—	—	51,352
Payment of offering costs for the issuance of Ordinary shares	(50,380)	(1,069)	(733)
Proceeds from the issuance of Ordinary shares	4,742,839	601,805	731,717
Payment for induced conversion of convertible notes	(1,623,484)	—	—
Proceeds from loan funded shares	658	876	503
Proceeds from exercise of options	6,597	—	—
Proceeds from convertible notes	6,299,555	701,211	—
Proceeds from financing facilities	938,000	—	—
Repayment of debt	(9,213)	—	—
Payment of capped call transactions	(448,922)	—	—
Settlement of capped call transactions	38,812	—	—
Repayment of finance lease liabilities	(48,876)	—	—
Payment of borrowing transaction costs	(165,536)	(8,088)	—
Net cash from (used in) financing activities	9,680,050	1,294,735	782,626

Net increase (decrease) in cash, cash equivalents and restricted cash	7,057,484	160,134	336,379
Cash, cash equivalents and restricted cash — beginning of period	564,526	404,601	68,894
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,483)	(209)	(672)
Cash, cash equivalents and restricted cash — end of period	$7,619,527	$564,526	$404,601

(in USD thousands)	Years ended June 30,
	2026	2025	2024
Supplemental cash flow information:
Cash paid for interest	$(42,639)	$(7,634)	$(213)
Cash paid for income taxes	$(2,696)	$—	$(1,419)

Supplemental schedule of non-cash investing and financing activities:
Additions to right-of-use assets in exchange for lease liability	291,592	1,686	347
Stock-based compensation - third party issuance	—	—	319
Reclassification of property and equipment to equipment held for sale	204,762	23,222	—
Issuance of Ordinary shares - restricted stock unit and option settlements	73,564	1,178	—
Property and equipment obtained in exchange transactions	—	49,207	—
See accompanying Notes to Consolidated Financial Statements

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024

Note 1. Organization
Nature of operations and corporate information
IREN Limited (“Company” or “Parent Entity”) and the entities it controlled at the end of, or during, the year (collectively the “Group”) is a vertically integrated AI Cloud platform, d data centers, compute and software for AI training and inference.
Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements
Basis of presentation and principles of consolidation
The accompanying audited consolidated financial statements (“Consolidated Financial Statements”) and these notes (these “Notes”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”). The Consolidated Financial Statements are presented in U.S. dollars.
These Consolidated Financial Statements of the Group include the accounts of the Company and its controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.
Variable interest entities
The Consolidated Financial Statements include entities in which the Group holds a controlling financial interest. The Group evaluates whether an entity is a variable interest entity (“VIE”) and whether the Group is the primary beneficiary in accordance with ASC 810, Consolidation. A VIE is consolidated by its primary beneficiary — the party that has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Group reassesses whether it is the primary beneficiary on an ongoing basis.
Liquidity
As of June 30, 2026, the Group had cash and cash equivalents of $5,895.6 million and restricted cash of $1,723.9 million. For the year ended June 30, 2026, the Group generated net cash from operating activities of $2,100.4 million.
The Group operates a capital-intensive business and expects to continue to incur significant capital expenditures associated with the development and expansion of its data center platform and the acquisition of GPUs and related infrastructure. As of June 30, 2026, the Group had capital commitments of $13,810.0 million as outlined in Note 29. Commitments and contingencies. The Group has evaluated its anticipated liquidity requirements, including its contractual commitments and planned capital expenditures.
Based on this assessment, which included consideration of the timing of contractual commitments, the Group believes that its existing cash and cash equivalents, expected cash flows from operations and proceeds from financing activities will be sufficient to satisfy its obligations as they become due for at least 12 months from the date of these consolidated financial statements. The Group may also access debt, equity or other financing sources from time to time to fund additional growth and development initiatives.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
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
Segment Information
An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, for which discrete financial information is available, whose operating results are regularly evaluated by the chief operating decision maker (“CODM”) to assess performance and allocate resources. The Group’s CODM is its Co-Chief Executive Officers. As of June 30, 2026, the Company has identified two reportable segments, each evaluated separately by the CODM: Bitcoin mining and AI Cloud Services. The segments are organized by product lines rather than geographical location. The Bitcoin mining segment generates revenue by mining Bitcoin with the Group’s ASIC hardware, whereas the AI Cloud Services segment earns revenue from providing AI Cloud Services to third-party customers.
During the year ended June 30, 2026, the Group disaggregated its reportable segments to better align with its evolving business operations and strategic objectives. Accordingly, comparative information for prior periods has been recast to conform to the current-period presentation. Previously, the Group operated and reported as a single segment.
The CODM evaluates performance and allocates resources primarily using segment gross profit (loss), which is defined as segment revenue less segment cost of revenue (exclusive of depreciation and amortization expenses). The CODM is not provided with segment-specific operating expenses beyond cost of revenue; all other expenses are managed on a consolidated basis. Accordingly, the only expense category included in segment gross profit (loss) is cost of revenue, as there are no other segment items for the reportable segments. The CODM does not evaluate performance or allocate resources based on segment asset or liability information. Refer to Note 3. Segment information for further information regarding entity-wide disclosures.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits, and other short-term, highly liquid investments with original maturities of three months or less from the date of purchase that are readily convertible to known amounts of cash and subject to an insignificant risk of changes in value.
Restricted cash comprises cash held in collection, reserve and operating accounts that is restricted as to withdrawal or use under the terms of the Group's secured debt financing (refer to Note 10. Cash, cash equivalents and restricted cash). Restricted cash is classified as current or non-current based on the expected timing of release from the applicable restriction.
Accounts receivable, net
Accounts receivable, net consists primarily of amounts due from the Group’s AI Cloud Services customers. Accounts receivable are recorded at amortized cost, net of an allowance for expected credit losses under the current expected credit loss (“CECL”) impairment model, which reflects the Group’s estimate of the amount expected to be collected.
For the years ended June 30, 2026, 2025 and 2024, the Group determined that expected credit losses were not material, and accordingly, no material allowance for credit losses was recorded, and credit loss expense was not material for any periods.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Deposits and prepaid expenses
Deposits and prepaid expenses primarily consist of security deposits, computer hardware prepayments and advance payments for goods or services. These amounts are capitalized or expensed on a straight-line basis over the period in which the related goods or services are received. Amounts expected to be utilized within 12 months are classified as current; others are classified as non-current.
Revenue recognition
AI Cloud Services Revenue
The Group recognizes revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Group expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
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
For the years ended June 30, 2026, 2025, and 2024
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
In exchange for providing computing services to perform hash calculations, which represents the Company’s only performance obligation, the Company is entitled to non-cash consideration in the form of cryptocurrency, calculated under the Full Pay Per Share (“FPPS”) payout methods which contain three components, (1) a fractional share of the fixed cryptocurrency award from the mining pool operator (referred to as a “block reward”), (2) transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool operator, and (3) mining pool operating fees retained by the mining pool operator for operating the mining pool. The Company’s total compensation is the sum of the Company’s share of (a) block rewards and (b) transaction fees, less (c) mining pool operating fees.
a.The block reward earned by the Company is calculated by the mining pool operator based on the proportion of hashrate the Company contributed to the mining pool to the total network hashrate used in solving the current algorithm. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool.
b.Transaction fees refer to the total fees paid by users of the network to execute transactions. Under FPPS, the Company is entitled to a pro-rata share of the total network transaction fees. The transaction fees paid out by the mining pool operator to the Company is based on the proportion of hashrate the Company contributed to the mining pool to the total network hashrate. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool.
c.Mining pool operating fees are charged by the mining pool operator for operating the mining pool as set forth in a rate schedule to the mining pool contract. The mining pool operating fees reduce the total amount of compensation the Company receives and are only incurred to the extent that the Company has generated mining revenue pursuant to the mining pool operators’ payout calculation.
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
The Group measures the non-cash consideration received at the fair market value of the Bitcoin received. Management estimates fair value on a daily basis, as the quantity of Bitcoin received multiplied by the price quoted on Kraken on the day it was received. Management considers the prices quoted on Kraken to be a level 1 input under ASC Topic 820, Fair Value Measurement (“ASC 820”). The Group did not hold any Bitcoin on hand as at June 30, 2026 and 2025.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
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
•AI Cloud Services revenue is recognized net of variable consideration, which primarily consists of estimated credits that may be provided to customers for failure to meet contractual service availability commitments or delivery timelines. Such amounts are estimated and recognized as a reduction of the transaction price in accordance with ASC 606.

Certain customer contracts include significant advance prepayments. The Group assessed whether these terms create a significant financing component under ASC Topic 606, Revenue from Contracts with Customers, and determine that there were no significant financing components for the years ended June 30, 2026, 2025, and 2024, respectively.

AI Cloud Lease revenue
At contract inception the Group assesses whether an arrangement is, or contains, a lease. An arrangement contains a lease where it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Where the Group is the lessor, each lease is classified at commencement as a sales-type, direct financing or operating lease. Leases that do not meet the criteria for sales-type or direct financing classification, and leases with variable lease payments not based on an index or rate for which sales-type or direct financing classification would result in a selling loss at commencement, are classified as operating leases. For operating leases, the underlying assets remain within property, plant and equipment and continue to be depreciated, and no net investment in the lease is recognized.
For arrangements that contain both lease and non-lease components, the Group has elected, by class of underlying asset, the practical expedient to combine non-lease components with the associated lease component where the timing and pattern of transfer are the same and the lease component would be classified as an operating lease. The combined component is accounted for under the leases guidance where the lease component is predominant, and under the revenue guidance where the non-lease components are predominant.
Lease commencement is the date on which the underlying asset is made available for the customer’s use. Lease revenue from operating leases is recognized over the lease term from the commencement of the lease. Amounts received in advance are recorded as deferred lease revenue and recognized consistent with the pattern of lease revenue. Cash receipts under operating leases are classified within operating activities.
No lease revenue was recognized for the years ended June 30, 2026, 2025, and 2024, respectively.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Cost of revenues (exclusive of depreciation and amortization)
The Group’s cost of revenue consists of direct costs of generating revenue, such as electricity, employee benefits and other direct expenses, but excludes depreciation and amortization which is separately presented. Refer to Note 5. Cost of revenue for further information.
Selling, general and administrative expenses
The Group’s selling, general and administrative expenses consists primarily of professional fees, employee benefits, stock-based compensation, insurance, sponsorship and marketing, property tax and other general expenses. Refer to Note 6. Selling, general, and administrative expenses for further information.
Concentrations
During the years ended June 30, 2026 and 2025, the Group had one supplier of mining hardware and four suppliers of HPC hardware. During the years ended June 30, 2026, 2025 and 2024 the Group generated 100%, 97%, and 98% of its Bitcoin mining revenue, respectively, through the provision of computing power to three mining pool operators for each period presented.
Certain materials, products, and equipment used by the Group in its operations are available from a limited number of suppliers. Shortages could occur in these materials, products, and equipment due to an interruption of supply or increased demand in the industry. If the Group were unable to procure certain materials, products, and equipment at all or at acceptable prices, it would be required to reduce its operations, which could have a material adverse effect on its results of operations.
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
The early adoption did not have a material impact on the Group’s consolidated financial statements, as the Group's policy is to liquidate digital assets nearly immediately (typically within a day). Accordingly, the Group did not hold any digital assets as of or during the year ended June 30, 2026.
In accordance with ASC Topic 350-60, Crypto Assets (“ASC 350-60”), the cash proceeds from the sales of digital assets are classified based on the holding period in which the bitcoin is held. Specifically, if digital assets are converted nearly immediately into cash, such sale qualifies as cash flows from operating activities.
Bitcoin represents non-cash consideration earned by the Group through providing computing services to perform hash calculations to mining pools. The Group determined bitcoin is sold nearly immediately (typically within a day) in accordance with ASC Topic 230-10-25-27A, Statements of Cash Flows (“ASC 230”). Accordingly, all proceeds from the sale of bitcoin during the fiscal year ended June 30, 2026, 2025, and 2024, were classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
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
•Level 2— Observable, market-based inputs, other than quoted prices included in Level 1, for the assets or liabilities, either directly or indirectly.
•Level 3—Unobservable inputs for the assets or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
Observable inputs are developed using market data obtained from sources independent of the Group, while unobservable inputs require significant management judgment and estimation. In some cases, the inputs used to measure an asset or a liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. Refer to Note 18. Fair value measurement for further information.
Property, plant and equipment
Property, plant and equipment are stated at cost, net of impairment, and are depreciated using the straight-line method over the estimated useful lives of the assets. Cost includes expenditures that are directly attributable to the acquisition of the asset and cost to prepare it for its intended use. Construction in progress is not depreciated until the work is completed and the assets are placed in service.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
The estimated useful lives of the Group’s property, plant and equipment are generally as follows:

Useful life (in years)
Buildings	20
Other PPE	3-10
Mining hardware	4
HPC hardware	5
Leasehold improvements	Lesser of the life of the lease or the useful life of the improvement

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

Upon the sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the Group’s Consolidated Balance Sheets in the relevant reporting period. Any resulting gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period in which the transaction occurs. Refer to Note 14. Property, plant and equipment, net for further information.
Assets held for sale
The Group initially measures long-lived assets that are classified as held for sale at the lower of their carrying amount or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of long-lived assets until the date of sale. The Group assesses the fair value of a long-lived asset less any costs to sell in each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Refer to Note 16. Assets held for sale for further information.
Business combination
Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred is measured at fair value at the acquisition date. Identifiable assets acquired and liabilities assumed are recognized at their acquisition-date fair values. Goodwill is measured as the excess of the consideration transferred over the net identifiable assets acquired and is not amortized; it is tested for impairment at least annually and whenever events or circumstances indicate that it may be impaired. Acquisition-related costs are expensed as incurred.
Where the initial accounting for a business combination is incomplete at the reporting date, provisional amounts are recognized and may be adjusted during the measurement period (up to one year from the acquisition date) as new information is obtained about facts and circumstances that existed at the acquisition date.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Intangible Assets
The Group’s intangible assets consist primarily of connection rights, representing contractual or other enforceable rights to access and use electricity, network and related infrastructure capacity at specific sites, and software licenses used in operations. Intangible assets are recognized when the Group controls the underlying rights and future economic benefits are probable. Assets acquired in a business combination are initially measured at acquisition-date fair value, while separately acquired assets and assets acquired in an asset acquisition are measured at cost, including directly attributable costs.
Connection rights with determinable terms or benefit periods and software licenses are finite-lived and amortized on a straight-line basis over the shorter of their contractual or license term and estimated period of economic benefit. Useful lives, residual values and amortization methods are reviewed at least annually, with changes accounted for prospectively. Connection rights with no foreseeable limit on the period of expected economic benefit are classified as indefinite-lived and are not amortized. This classification is reassessed each reporting period.
Finite-lived intangible assets are carried at cost or acquisition-date fair value, as applicable, less accumulated amortization and impairment, and are tested for recoverability when impairment indicators arise. If the carrying amount is not recoverable based on undiscounted future cash flows, an impairment loss is recognized for the excess of carrying amount over fair value. Indefinite-lived intangible assets are carried at cost or acquisition-date fair value, as applicable, less accumulated impairment and are tested for impairment at least annually, or more frequently if indicators arise.
Impairment of long-lived assets
The Group reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset groups) may not be fully recoverable. The asset (or asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Group considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Group’s use of the acquired assets or the strategy for the Group’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and related adjustments for similar assets, and third-party independent appraisals, as necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded in the Group’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Leases
Finance leases - the Group as lessee
The Group’s finance leases primarily relate to GPU hardware.
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
For the years ended June 30, 2026, 2025, and 2024
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
The finance lease right‑of‑use asset is included within “Property, plant and equipment, net” on the Consolidated Balance Sheets and is depreciated on a straight‑line basis over the estimated useful life of the underlying asset, as the Group is reasonably certain to exercise its purchase options. Interest expense on finance lease liabilities is recognized using the effective interest method over the lease term and is generally presented within “Finance expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Refer to Note 22. Finance leases for further information.
Derivatives
The Group evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. The Group classifies derivative assets or liabilities on the Consolidated Balance Sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date of the Consolidated Balance Sheets. Refer to Note 17. Derivatives for further information.
Interest rate swaps
The Group uses interest-rate swaps to manage its exposure to variability in interest payments on its variable-rate secured GPU Financing and designates these swaps as cash flow hedges of forecasted interest payments. At inception, the Group formally documents the hedging relationship, its risk-management objective and strategy, the hedging instrument, the hedged item, the nature of the risk being hedged, and the method used to assess effectiveness. For designated cash flow hedges, changes in the fair value of the hedging instrument are recorded in accumulated other comprehensive income and reclassified to interest expense in the same period the hedged interest payments affect earnings. Swaps not designated in a qualifying hedging relationship are measured at fair value, with changes in fair value and settlements recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Power contracts (normal purchases and normal sales)
The Group enters into contracts to purchase and sell electricity for the physical supply of power to its data center operations. These contracts meet the definition of a derivative under ASC 815 but qualify for, and have been documented and designated under the normal purchases and normal sales scope exception because they provide for the purchase or sale of electricity in quantities expected to be used in the normal course of business and physical delivery is probable. Contracts designated as normal purchases and normal sales are not recognized at fair value; the related purchases and sales are recognized on an accrual basis as power is delivered and consumed.
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
For the years ended June 30, 2026, 2025, and 2024
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
The Group identified embedded derivatives in the convertible instruments issued, including conversion options and redemption rights. The Group determined that these embedded features should not be separated from its host contract and are accounted for as part of the convertible debt. Refer to Note 23. Debt for further information.
Bitcoin purchase option
In June 2025, the Group obtained a Bitcoin purchase option in connection with amended payment terms with Bitmain for mining hardware purchases. The option was accounted for as a derivative under ASC 815 and measured at fair value through earnings. Th option was not exercised and expired during the year ended June 30, 2026, with no material impact on the Group’s consolidated financial statements for the year ended.
Employee benefits
The Group provides benefits to its employees for paid absences including annual vacation leave and long-service leave. Annual leave vests to employees based on service and is typically taken within one year.
Long-service leave is an Australian employee entitlement that provides a paid leave benefit after a specified period of continuous service (generally 7 to 10 years). The Group’s policy is to accrue the cost of both annual leave and long service leave as employees render service, in accordance with ASC 710-10.
Debt
Convertible debt
As discussed above in the Group’s Derivative accounting policy, convertible debt may contain embedded conversion features that must be first evaluated to determine if bifurcation and separate accounting would be required.
If the conditions are not met, the entire instrument will be accounted for as debt. The embedded conversion features in the Group’s convertible debt are deemed to be indexed to the Group’s Ordinary shares and meet the criteria for classification in stockholder’s equity, and therefore derivative accounting does not apply. Therefore, the Group recognizes its convertible debt as Notes Payable on its Consolidated Balance Sheets, net of unamortized debt issuance costs. The associated debt issuance costs are amortized into interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) using the interest method over the term of the debt.
Where the Company offers, for a limited period, revised terms consistent with the existing conversion terms to induce holders to convert their convertible notes, the transaction is accounted for as an induced conversion. An inducement charge equal to the excess of the fair value of the consideration paid over the fair value of the securities issuable under the original conversion terms is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss); the carrying amount of the notes is derecognized and the remaining difference is recognized within equity.
Other debt
Debt is recognized initially at fair value, net of directly attributable transaction costs, and subsequently measured at amortized cost. Debt issuance costs are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related debt and are amortized to finance expense over the contractual term of the facility using the effective-interest method. Fees paid in respect of an undrawn financing commitment are deferred; on drawdown, any such deferred amount relating to the drawn facility is amortized over the term of that facility as an adjustment to its effective yield. Debt

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
is classified as current when the settlement of scheduled principal repayments are due within twelve months of the reporting date and the Group does not have an unconditional right to defer settlement of such amounts for at least twelve months after the balance date.
Refer to Note 23. Debt for further information.
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
Equity instruments issued to suppliers
The Group measures equity instruments issued to non-employees in exchange for goods or services at their grant-date fair value. Where such instruments are issued to acquire property and equipment, their grant-date fair value is included in the cost of the related assets. Instruments that are indexed to the Company’s own equity and meet the conditions for equity classification are recorded in stockholders’ equity and are not subsequently remeasured.
Stock-based compensation
The Group recognizes stock-based compensation expense for all stock-based awards made to employees, directors, consultants, and service providers, if any, including incentive stock options, non-qualified stock options, stock awards, and stock units based upon the estimated grant-date fair value of the awards.
The fair value of stock-based compensation awards is amortized over the vesting period, which is defined as the period during which a recipient is required to provide service in exchange for an award. The Group generally uses a graded vesting method for all grants. Awards with both market and service conditions are expensed over the vesting period for each separately vesting tranche. Forfeitures are estimated in accordance with ASC Topic 718, Stock Compensation (“ASC 718”) using historical experience and projected employee turnover. This estimate may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the prior estimate.
For more complex performance awards, including awards with market conditions, the fair value is estimated using the Black-Scholes-Merton option pricing model or Monte-Carlo simulations, which take into account the exercise price, the term of the option or the restricted stock units (“RSUs”), the impact of dilution, the share price at grant date, expected price volatility of the underlying share, the expected dividend yield and the risk-free interest rate for the term of the awards. The expected price volatility is based on implied volatilities of traded instruments with similar remaining terms, interpolated where necessary to match the remaining term of each instrument.
In accordance with ASC 718, stock-based compensation for awards with market conditions is recognized over the vesting period, regardless of whether the market condition is ultimately achieved and will only be adjusted to the extent the service condition is not met.
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
For the years ended June 30, 2026, 2025, and 2024
been recognized for services received over the remainder of the vesting period will be recognized immediately through stock-based compensation expense in earnings.
The Group classifies its stock-based compensation within “Selling, general and administrative expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 25. Stock-based compensation for further information.
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
The Group recognizes positions taken or expected to be taken in a tax return in the Consolidated Financial Statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. The Group recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of June 30, 2026, 2025, 2024.
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
Net income (loss) per share of Ordinary shares attributable to Ordinary shareholders
The Group computes basic and diluted EPS for net income. Basic EPS is computed using net income and the weighted-average number of Ordinary shares outstanding. Diluted EPS is computed using net income and the weighted-average number of Ordinary shares outstanding plus any dilutive potential Ordinary shares outstanding, including stock options and restricted stock units, to the extent dilutive under the treasury-stock method, and potential Ordinary shares issuable upon conversion of the Group’s convertible notes under the if-converted method. Refer to Note 27. Net income (loss) per share of Ordinary shares for further information.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Government grants
Grants from the government are recognized when receipt is probable and the related conditions have been met. Depending on the grant conditions, grants received may be deferred and recognized over the periods necessary to match the related costs.
Foreign currency
The functional currency of the Parent Entity is USD. The Group has consolidated subsidiaries that have a non-U.S. Dollar functional currency. Each of the Group’s subsidiaries determines its own functional currency and items of each subsidiary included in the Consolidated Financial Statements are measured using that functional currency. Assets and liabilities of foreign operations having a functional currency other than the U.S. Dollar are translated at the rate of exchange prevailing at the reporting date and revenues and expenses at average rates during the period. Foreign currency translation adjustments are reflected within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period. Foreign currency-denominated monetary assets and liabilities of the Company are translated using the rate of exchange prevailing at the reporting date. Revenues and expenses are measured at average rates during the period. Gains or losses on translation of these items are included in earnings. Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date.
Finance expense
Finance expense primarily consists of interest expense on debt and finance leases and amortization of debt raise costs using the effective interest rate method.

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
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures (1) for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and (2) for

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Group adopted ASU 2023-09 for our annual period beginning July 1, 2025, which did not have a material impact on the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Debt with Conversion and Other Options (“ASU 2024-04”). ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Group early adopted ASU 2024-04 on July 1, 2025, using the prospective transition approach. As a result of our adoption, the Group accounted for the repurchase of the 3.25% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) and 3.50% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”) as an induced conversion. Refer to Note 23. Debt for additional details.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses, where entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Group early adopted ASU 2025-05 on July 1, 2025, using the prospective transition approach, which did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.
In January 2025, FASB issued Update ASU 2025-01, Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2025-01 was issued to clarify the effective date for Update ASU 2024-03, Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Group is currently assessing the impact of adopting the standard.
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
Note 3. Segment information
The Group’s significant expense categories and amounts that are regularly provided to, and used by, the CODM in assessing performance and allocating resources and that are included in each reported measure of segment profit or loss are presented by reportable segments in Note 5. Cost of revenue.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
The following table presents revenue and cost of revenue for the Group’s reportable segments, reconciled to the Consolidated Statements of Operations and Comprehensive Income (Loss):

	Year Ended,
(in USD thousands)	2026	2025	2024
Reportable segment revenue
AI Cloud Services revenue	$128,795	$16,394	$3,105
Bitcoin mining revenue	578,212	484,629	184,087
Total segment and consolidated revenue	707,007	501,023	187,192

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
AI Cloud Services	(16,932)	(1,319)	(379)
Bitcoin mining	(202,774)	(157,673)	(86,688)
Total segment and consolidated cost of revenue	(219,706)	(158,992)	(87,067)

Total segment gross profit (loss)	487,301	342,031	100,125

Reconciling items:
Selling, general and administrative expenses	(449,115)	(136,458)	(70,424)
Depreciation and amortization	(417,729)	(181,136)	(50,470)
Impairment of assets	(638,805)	(7,223)	—
Gain (loss) on disposal of property, plant and equipment	(24,908)	4,002	43
Other operating expenses	(15,157)	(13,302)	(8,074)
Other operating income	11,699	9,413	1,566
Finance expense	(59,251)	(11,045)	(98)
Interest income	80,631	7,504	5,831
Increase (decrease) in fair value of assets held for sale	(110,622)	(2,160)	—
Realized gain (loss) on financial instruments	(9,269)	(4,215)	4,121
Unrealized gain (loss) on financial instruments	558,541	77,518	(3,448)
Gain on partial extinguishment of financial liabilities	—	9,093	—
Debt conversion inducement expense	(111,799)	—	—
Foreign exchange gain (loss)	(10,273)	(1,339)	(4,747)
Other non-operating income	72	817	108
Other non-operating expense	—	—	—
Income tax (expense) benefit	6,062	(6,560)	(3,453)
Net income (loss)	$(702,621)	$86,941	$(28,920)

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Entity-wide disclosures
Disaggregated revenue data by geographical region based on the location of the contracting entity is as follows:

	Years ended June 30,
(in USD thousands)	2026	2025	2024
Australia	$578,212	$484,629	$184,087
United States	—	—	—
Canada	128,795	16,394	3,105
Total revenue	$707,007	$501,023	$187,192

Long-lived assets, excluding deferred tax assets, are located in the following geographical locations:

(in USD thousands)	June 30, 2026	June 30, 2025
Australia	$68,185	$1,748
United States	5,339,815	1,626,521
Canada	1,807,601	337,162
Spain	218,937	—
Total long-lived assets	$7,434,538	$1,965,431
Note 4. Revenue
Revenue from Contracts with Customers (ASC 606)
Disaggregation of Revenue
The Group primarily generates its revenue through Bitcoin mining and AI Cloud Services. The Group’s revenues are disaggregated by geographical region based on the location of the contracting entity and type of service or goods. For the periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss), all Bitcoin mining revenue was generated in Australia and all AI Cloud Services revenue was generated in Canada.
Contract Balances
The timing of revenue recognition, billings and cash collections result in accounts receivable and deferred revenue. A receivable is recorded at the invoice amount, net of an allowance for credit losses, and is recognized in the period when the Group has the right to invoice its customers and when its right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days or less.
Accounts receivable, net, was $21.1 million and $1.6 million as of June 30, 2026 and June 30, 2025, respectively, and consisted entirely of amounts receivable from the Group’s AI Cloud Service customers.
Deferred revenue, including current and non-current balances as of June 30, 2026 and June 30, 2025, was $219.1 million and $0.9 million, respectively. For the year ended June 30, 2026, revenue recognized from deferred revenue at the beginning of the period was $0.9 million. For the year ended June 30, 2025, revenue recognized from deferred revenue at the beginning of the period was $0.5 million.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Significant Financing Component

Certain customer contracts include significant advance prepayments. The Group assessed whether these terms create a significant financing component under ASC Topic 606, Revenue from Contracts with Customers. Interest expense related to significant financing components was nil for the years ended June 30, 2026, 2025, and 2024, respectively.

Lease Revenue (ASC 842)
During the year ended June 30, 2026, the Group entered into agreements to provide customers with access to dedicated GPU computing capacity. The Group determined that these arrangements contain leases of specified GPU equipment and dedicated data center space. These lease components are classified and accounted for as operating leases under ASC 842, Leases, with the Group as lessor.
The Group elected the practical expedient, by class of underlying asset, to combine the lease components with the associated non-lease service components, including power, cooling, network connectivity and monitoring. The combined component is accounted for as an operating lease under ASC 842 because the lease component is predominant. The leases commence upon customer acceptance and generally have terms ranging from approximately three to five years.
The underlying GPU equipment and data center assets remain classified within property and equipment and continue to be depreciated in accordance with the Group’s accounting policies. See Note 14. Property, plant and equipment, net.
No lease revenue was recognized during the periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 20. Deferred revenue, for additional information regarding deferred lease revenue.
Remaining Performance Obligations (“RPO”)

As of June 30, 2026, the Group had $5.1 billion of unsatisfied RPO, of which $0.9 billion is expected to be recognized over the initial 12 months ending June 30, 2027, $1.3 billion between months 13 and 24, and the remaining balance recognized between months 25 and 60.

As of June 30, 2026, the aggregate contracted value of lease arrangements was approximately $11.4 billion.

As of June 30, 2026, the Group’s unsatisfied remaining performance obligations under ASC 606 and the aggregate contracted value of lease arrangements under ASC 842 totaled approximately $16.6 billion.

Note 5. Cost of revenue
The components of cost of revenue (exclusive of depreciation and amortization) are as follows:

	Year ended June 30, 2026
(in USD thousands)	AI Cloud	Bitcoin Mining	Total
Electricity	$4,502	$186,576	$191,078
Employee benefits	8,538	11,804	20,342
Other direct expenses	3,892	4,394	8,286
Total cost of revenue	$16,932	$202,774	$219,706

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024

	Year ended June 30, 2025
(in USD thousands)	AI Cloud	Bitcoin Mining	Total
Electricity	$249	$147,805	$148,054
Employee benefits	823	7,520	8,343
Other direct expenses	247	2,348	2,595
Total cost of revenue	$1,319	$157,673	$158,992

	Year ended June 30, 2024
(in USD thousands)	AI Cloud	Bitcoin Mining	Total
Electricity	$42	$81,563	$81,605
Employee benefits	283	3,912	4,195
Other direct expenses	54	1,213	1,267
Total cost of revenue	$379	$86,688	$87,067
Note 6. Selling, general, and administrative expenses
The components of selling, general and administrative expenses are as follows:

	Years ended June 30,
(in USD thousands)	2026	2025	2024
Employee benefits	$46,666	$23,637	$16,612
Payroll taxes	56,723	3,896	1,395
Professional fees	34,094	18,001	8,080
Stock based compensation	205,023	42,642	23,636
Insurance	20,992	18,102	7,033
Renewable energy certificates	8,614	5,733	874
Property taxes	10,270	4,054	982
Non-refundable provincial sales tax	15,680	5,189	1,408
Marketing expenses	20,273	2,884	2,051
Other selling, general and administrative expenses	30,780	12,320	8,353
Total selling, general and administrative expenses	$449,115	$136,458	$70,424

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Note 7. Other operating expenses
The components of other operating expenses are as follows:

	Years ended June 30,
(in USD thousands)	2026	2025	2024
Loss on theft of PPE in transit	$—	$1,724	$—
Loss contingencies	—	5,788	8,074
Other transaction costs	10,907	4,242	—
Write-off of deposit	—	1,548	—
Professional fees relating to business acquisition	$4,250	$—	$—
Total other operating expenses	$15,157	$13,302	$8,074

Note 8. Other operating income
The components of other operating income are as follows:

	Years ended June 30,
(in USD thousands)	2026	2025	2024
Demand response program income	$10,407	$7,715	$1,566
Insurance income	—	1,699	—
Other revenue	1,292	—	—
Total other operating income	$11,699	$9,413	$1,566

Note 9. Business Combination
On June 12, 2026, the Group acquired 100% of the equity interests in Ingenostrum, S.L. (“Nostrum”), a Spain-based developer of grid-connected data center infrastructure, expanding the Group's development footprint to Europe. The acquisition has been accounted for as a business combination under ASC 805 Business Combinations. Total consideration was approximately $147.9 million (€128.1 million), comprising approximately $94.8 million in cash, $5.6 million in contingent consideration and $47.5 million in the Company’s Ordinary shares at fair value on acquisition-date.
The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the acquisition date. The purchase price allocation for the acquisition is preliminary and may be adjusted during the measurement period (up to one year from the acquisition date) as the valuation of acquired assets, deferred taxes and certain assumed liabilities is finalized.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024

(in USD thousands)	Fair Value
Cash and cash equivalents	$6,330
Accounts receivable, net	3,329
Deposits and prepaid expenses	351
Other assets	2,458
Property, plant and equipment, net	41,587
Intangible assets, net	150,440
Deferred tax assets	2,160
Other non-current assets	2,800
Total identifiable assets acquired	209,455
Deferred tax liabilities	37,360
Debt	31,539
Accounts payable and accrued expenses	27,271
Contingencies	1,242
Total liabilities assumed	97,412
Net identifiable assets acquired	112,043
Goodwill	35,836
Total consideration transferred	$147,879
The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce and expected synergies from Nostrum's development, engineering and construction capability in support of the Group's AI Cloud Services strategy. Acquisition-related costs of $1.6 million were expensed as incurred and are included in other operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

From the date of acquisition, the financial results of Nostrum are not material to the Group's consolidated financial statements. Pro forma revenue and net income have not been presented because the historical results would not have been material to the consolidated financial statements in any period presented.
Note 10. Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash as reported on the Consolidated Balance Sheets are reconciled to the total shown on the Consolidated Statements of Cash Flows as follows:

(in USD thousands)	June 30, 2026	June 30, 2025
Cash and cash equivalents	$5,895,591	$564,526
Restricted cash — current	1,670,252	-
Restricted cash — non-current	53,684	-
Total cash, cash equivalents and restricted cash	$7,619,527	$564,526
Restricted cash consists of amounts held in reserve accounts under the Group’s debt financing arrangements, which are contractually restricted as to withdrawal or use under the terms of the debt financing arrangements. Amounts expected to be released within twelve months of the balance sheet date are classified as current; the remainder as non-current.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Note 11. Other assets
The components of other assets were as follows:

(in USD thousands)	June 30, 2026	June 30, 2025
Current
GST receivables	$29,779	$14,859
Interest receivables	579	637
Other receivables	6,111	5,342
Total current other assets	$36,469	$20,838

Non-current
Debt issuance cost	$56,768	$—
Other assets	1,902	486
Total non-current other assets	$58,670	$486

Total other assets	$95,139	$21,324
Debt issuance costs at June 30, 2026 relates to the Group’s $3,645.0 million senior secured financing program (the "GPU Financing"). Refer to Note 23. Debt for further information.
Note 12. Deposits and prepaid expenses
The components of deposits and prepaid expenses were as follows:

(in USD thousands)	June 30, 2026	June 30, 2025
Current
Prepayments	$105,970	$33,015
Security deposits	83,170	12,894
Total current deposits and prepaid expenses	$189,140	$45,908

Non-current
Security deposits	$158,888	$29,847
Computer hardware prepayment	107,068	3,068
Total non-current deposits and prepaid expenses	$265,956	$32,916

Total deposits and prepaid expenses	$455,096	$78,824
Computer hardware prepayment

Computer hardware prepayments represent payments made by the Group for the purchase of AI and mining hardware that are yet to be delivered as of June 30, 2026 and 2025. These prepayments are in accordance with payment schedules set out in relevant purchase agreements with hardware manufacturers.

Note 13. Financial assets

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
The following table presents the Group’s Consolidated Balance Sheets classification of financial assets carried at fair value:

(in USD thousands)
Financial assets	Balance Sheet Line	June 30, 2026	June 30, 2025
2030 Prepaid forward contract	Financial assets - Non current	$—	$83,117
2029 Prepaid forward contract	Financial assets - Non current	—	128,500
Electricity financial asset	Financial assets - Current	—	—
Total financial assets		$—	$211,617
The following table presents the effect of financial assets on the Group’s Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Years ended June 30,
Financial assets	Statement of Operations Line	2026	2025	2024
2030 Prepaid forward contract	Unrealized gain (loss) on financial instruments	$178,183	$9,400	$—
2029 Prepaid forward contract	Unrealized gain (loss) on financial instruments	275,600	36,000	—
Electricity financial asset	Unrealized gain (loss) on financial instruments	—	—	(3,448)
Electricity financial asset	Realized gain (loss) on financial asset	—	(4,215)	4,121
Total financial assets		$453,783	$41,185	$673
Prepaid Forward Contracts
2030 Prepaid Forward Contract
On December 6, 2024, the Group issued $440.0 million in aggregate principal amount of 2030 Convertible Notes. In conjunction with the offering of the 2030 Convertible Notes, the Group entered also into a prepaid forward share purchase contract (“2030 Prepaid Forward Contract”) transactions with a financial institution (“2030 Forward Counterparty”). The 2030 Prepaid Forward Contract is a separate transaction to the 2030 Convertible Notes entered into by the Group with the 2030 Forward Counterparty, is not part of the terms of the 2030 Convertible Notes and will not affect any holder’s rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the 2030 Prepaid Forward Contract.
2029 Prepaid forward contract
On June 13, 2025, the Group issued $550.0 million in aggregate principal amount of the 2029 Convertible Notes. In conjunction with the offering of the 2029 Convertible Notes, the Group also entered into a prepaid forward share purchase contract (“2029 Prepaid Forward Contract”) transaction with a financial institution (“2029 Forward Counterparty”). The 2029 Prepaid Forward Contract is a separate transaction to the 2029 Convertible Notes entered into by the Group with the 2029 Forward Counterparty and is not part of the terms of the 2029 Convertible Notes and will not affect any holder’s rights under the 2029 Convertible Notes. Holders of the 2029 Convertible Notes will not have any rights with respect to the 2029 Prepaid Forward Contract.
Reclassification to equity

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
On November 19, 2025, the Company’s shareholders approved the repurchase of the Company’s Ordinary shares underlying the Prepaid Forward Transactions, if so elected. Following shareholder approval at the Company’s annual general meeting, the Prepaid Forward Transactions met the conditions for equity classification under ASC Topic 815‑40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Prepaid Forward Transactions were reclassified to stockholders’ equity as a reduction of additional paid‑in capital at their fair value on the date of shareholder approval of $665.4 million.
All of the Prepaid Forward Transactions were outstanding as of June 30, 2026.
Electricity financial asset
A subsidiary of the Group previously entered into a Power Supply Agreement (“PSA”) for the procurement of electricity at the Childress site, which the Group recognized as a financial asset at fair value through earnings.
In August 2024, an addendum to the PSA converted the arrangement to spot-price purchases based on actual usage. As the addendum does not meet the definition of a financial instrument, the associated financial asset was derecognized, with no corresponding balance outstanding as at June 30, 2025. There was no financial asset or associated gain or loss for the year ended June 30, 2026.
Note 14. Property, plant and equipment, net
The components of property and equipment were as follows:

(in USD thousands)	June 30, 2026	June 30, 2025
GPU Hardware	$2,034,811	$76,001
Buildings	864,255	639,750
Right-of-use assets - Finance lease	301,848	—
Other PPE	69,237	10,002
Land	139,074	13,086
Leasehold improvements	32	43
Construction in progress	3,657,072	237,734
Mining hardware	596,988	1,135,584
Property and equipment, gross	$7,663,316	$2,112,200
Less: Accumulated depreciation	(425,643)	(181,246)
Less: Accumulated impairment	(484,491)	(385)
Property and equipment, net	$6,753,183	$1,930,567
Depreciation and amortization expense related to property, plant and equipment was $417.2 million, $181.1 million, and $50.4 million for the years ended June 30, 2026, 2025, and 2024, respectively.
During the year ended June 30, 2026, the Group entered into lease financing arrangements for the acquisition of GPUs, together with related ancillary equipment. The arrangements provide financing for 100% of the purchase price and are structured as 36-month and 24-month leases, respectively. A portion of the finance leases commenced during the year ended June 30, 2026, at which time the corresponding right-of-use assets and lease liabilities were recognized. The lease commencement dates for the remaining GPUs are expected to occur subsequent to June 30, 2026, at which time the corresponding right-of-use assets and lease liabilities will be recognized.
Impairment
Impairment charges on property and equipment totaled $638.8 million for the year ended June 30, 2026, primarily related to Bitcoin mining hardware as well as certain IT and electrical equipment and data center infrastructure. This primarily

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
reflects assets displaced from the Group’s data centers as part of the Group’s strategic focus on expanding its AI Cloud Services business. Management performed an impairment assessment as of June 30, 2026, resulting in a charge to reduce their carrying amount to estimated fair value. The estimated fair value was lower than the net carrying amount and was determined using Level 3 inputs, based on quoted market values and related adjustments for similar assets.
Impairment charges on property and equipment totaled $7.2 million for the year ended June 30, 2025, primarily related to S19j Pro miners. The impairment was recorded as the estimated fair value of the assets was lower than their net carrying amount immediately prior to their initial classification as held for sale.
There was nil impairment recorded for the year ended June 30, 2024.
Construction in progress
Development assets include costs related to the retrofit and development of data center infrastructure.
Property, Plant and Equipment pledged as security
Included within “GPU Hardware” above are GPUs and related infrastructure with an aggregate net carrying amount of $1,487.1 million as of June 30, 2026 (June 30, 2025: nil) that are owned by IE US Hardware 3, LLC (a wholly owned subsidiary of the Company), the Company's financing subsidiary, and are pledged as collateral under the Group’s GPU Financing facility. These assets may be used only to settle obligations of IE US Hardware 3, LLC and are not available to satisfy claims of the general creditors of IREN Limited or any of its other subsidiaries until such time as the GPU Financing facility has been repaid and the security released. Depreciation on these assets is recorded on a straight-line basis over an estimated useful life of 5 years. Refer to Note 23. Debt and Note 26. Variable Interest Entity for further information.
Note 15. Goodwill and Intangible assets, net
Goodwill
The following table summarizes the changes to goodwill:

(in USD thousands)	Total
Balance at July 1, 2024	$—
Additions	—
Balance at June 30, 2025	$—
Additions	37,016
Foreign currency translation	(439)
Impairment losses	—
Balance at June 30, 2026	$36,577
During the year ended June 30, 2026, the Group recognized goodwill of $37.0 million arising from business combinations completed during the period, primarily from the acquisition of Nostrum. Refer to Note 9. Business Combination for more information.
The Group also recorded goodwill of $1.2 million in connection with an immaterial business combination that occurred during the year ended June 30, 2026.
There were no impairment charges recorded to goodwill for any of the periods presented.
Intangible Assets, Net

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Intangible assets, net consisted of the following:

	June 30, 2026
(in USD thousands)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Weighted-Average Finite Lives (in years)
Connection rights for electricity services	$253,427	$—	$253,427	12
Software Licenses	64,636	(631)	64,005	5.5
Total	$318,063	$(631)	$317,431
The Group did not have any intangible assets as of June 30, 2025.
During the year ended June 30, 2026, the Group acquired land purchase rights and electricity connection rights in Oklahoma. The transactions were accounted for as an asset acquisition, with a total acquisition cost of $112.0 million, of which $105.1 million relates to the electricity connection rights. The Oklahoma electricity connection right has a contractual term of 12 years and will be amortized on a straight-line basis beginning when the related capacity is available for use. Once amortization commences, annual amortization expense is expected to be approximately $8.8 million.
During the year ended June 30, 2026, the Group also acquired electricity connection rights in Spain as part of the Nostrum business combination. Refer to Note 9. Business Combination for more information. The connection rights were recognized at an acquisition-date fair value of $150.4 million. As the rights have no contractual term limit and there is no foreseeable limit on the period over which they are expected to contribute to the Group’s cash flows, they are accounted for as indefinite-lived intangible assets and are not amortized.
For the years ended June 30, 2026, 2025, and 2024, respectively, amortization expense related to finite-lived intangible assets were $0.5 million, nil and nil.
Note 16. Assets held for sale
During the years ended June 30, 2026 and 2025, respectively, the Group classified certain Bitcoin mining hardware as held for sale in accordance ASC Topic 360, Property, Plant and Equipment as the miners were no longer in use, were actively marketed for sale, and their sale was deemed highly probable.
Upon classification as held for sale, the hardware was measured at the lower of its carrying amount and fair value less cost to sell. Accordingly, the Group recognized losses of $110.6 million and $2.2 million during the years ended June 30, 2026 and 2025, respectively. Fair value less costs to sell was determined using Level 3 inputs, principally quoted market values and related adjustments for similar assets. Depreciation ceased upon classification of the hardware as held for sale.
The carrying amount of assets held for sale was $72.5 million and nil as of June 30, 2026 and 2025, respectively.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Note 17. Derivatives
The following table presents the Group’s Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		June 30, 2026		June 30, 2025
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest-rate swaps — cash flow hedges	Derivative assets - Non current	$3,141	$—	$—	$—
Derivatives not designated as hedging instruments:
Bitcoin purchase option	Derivative assets - Current	—	—	5,756	—
Capped Call Transactions	Derivative assets - Non current	412,500	—	122,100	—
Total derivatives		$415,641	$—	$127,856	$—
The following table presents the effect of derivatives on the Group’s Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Years ended June 30,
Derivative	Statement of Operations Line	2026	2025	2024
Derivatives not designated as hedging instruments:
Bitcoin purchase option	Net gain (loss) on financial instruments	(5,756)	3,918	—
Capped Call Transactions	Unrealized gain (loss) on financial instruments	101,848	28,200	—
Total gain (loss) on derivatives		$96,092	$32,118	$—
Capped Call Transactions
In conjunction with the offering of each series of the Group’s Convertible Notes, the Group has entered into capped call transactions with certain financial institutions (the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce potential dilution to holders of the Company’s Ordinary shares upon any conversion of the related Convertible Notes and/or offset any cash payments the Group is required to make in excess of the principal amount of the Convertible Notes upon conversion, in the event that the market price per share of the Company’s Ordinary shares is greater than the strike price of the applicable Capped Call Transaction, with such reduction and/or offset subject to a cap. If any Capped Call Transactions are terminated or unwound prior to their scheduled expiration, the anticipated reduction in potential dilution and/or offset of cash payments may be diminished or may not be realized, and any payments received by the Group in connection with such an early termination or unwind may be less than the value of the protection that would otherwise have been available. The key terms of each Capped Call Transaction are summarized below.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024

(in USD thousands)
Capped Call Transactions	Related Convertible Notes	Net proceeds used to purchase	Transaction costs expensed	Last reported sale price of Ordinary shares	Date of last reported sale price of Ordinary shares
2030 Capped Call	2030 Convertible Notes	$44,352	$1,452	$12.93	December 3, 2024
2029 Capped Call	2029 Convertible Notes	$53,790	$2,790	$10.49	June 10, 2025
2031 Capped Call	2031 Convertible Notes	$56,700	$1,418	$60.09	October 8, 2025
2032 Capped Call	2032 Convertible Notes	$104,305	$2,503	$41.12	December 2, 2025
2033 (Jun) Capped Call	2033 (Jun) Convertible Notes	$96,715	$1,547	$41.12	December 2, 2025
2033 (Dec) Capped Call	2033 (Dec) Convertible Notes	$201,300	$5,400	$55.15	May 11, 2026

Reclassification to equity
On November 19, 2025, the Company’s shareholders approved the repurchase of the Company’s Ordinary shares underlying the 2030 Capped Call Transactions and the 2029 Capped Call Transactions, if so elected. Following shareholder approval, the 2030 Capped Call Transactions and the 2029 Capped Call Transactions met the conditions for equity classification under ASC 815‑40. Accordingly, the 2030 Capped Call Transactions and the 2029 Capped Call Transactions were reclassified to stockholders’ equity as a reduction of additional paid‑in capital at their fair value on the date of shareholder approval of $259.6 million.

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
Level 3 derivative assets
The Group determined that the Capped Call Transactions are Level 3 derivative assets given that significant unobservable inputs are included in its valuation. The Group estimates the fair value of the derivative using the Black-Scholes-Merton pricing model, which includes several inputs and assumptions including the risk-free interest rate, dividend yield, and the expected stock-price volatility. The following table represents the significant fair value assumptions used for Capped Call Transactions as at June 30, 2026:

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024

	2031 Capped Call	2032 Capped Call	2033 (Jun) Capped Call	2033 (Dec) Capped Call
Closing share price	$45.73	$45.73	$45.73	$45.73
Long strike price	$85.63	$51.40	$51.40	$73.07
Short strike price	$120.18	$82.24	$82.24	$110.30
Risk free interest rate	4.10%	4.15%	4.20%	4.23%
Dividend yield	nil	nil	nil	nil
Expected volatility	67.5%	65.0%	62.5%	60.0%
Volatility is a measure of the expected change in variables over a fixed period of time. Some financial instruments benefit from an increase in volatility and others benefit from a decrease in volatility. Generally, for a long position in an option, an increase in volatility would result in an increase in the fair values of financial instruments.

The following table reconciles the movement in the fair value of the Capped Call Transactions:

(in USD thousands)	Total Capped Call Transactions
Balance as at July 1, 2025	$122,100
Initial recognition of new Capped Call transactions	448,152
Unrealized gain (loss) recognized	101,848
Reclassification to equity	(259,600)
Balance as at June 30, 2026	$412,500
Cash flow hedges
In May 2026, in connection with the Group’s GPU Financing (see Note 23. Debt), the Group entered into pay-fixed, receive-Term-SOFR interest-rate swaps with an aggregate notional amount of $1,500 million as of June 30, 2026, designated as cash flow hedges of the variability in interest payments on the facility. The swaps mature in October 2031 and amortize in line with the scheduled principal of the facility.
For the year ended June 30, 2026, the Group recognized a gain of $3.1 million in other comprehensive income on the effective portion of its cash flow hedges.
Bitcoin purchase option
In June 2025, the Group entered into a supplemental agreement with Bitmain Technologies Delaware Limited (“Bitmain”) relating to outstanding payments for mining hardware. Upon settlement of the outstanding obligation, the Group received a Bitcoin purchase option, which was accounted for separately as a derivative financial instrument and measured at fair value through earnings. As of December 31, 2025, the option had expired unexercised and its carrying value was nil.
Note 18. Fair value measurement
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
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Level 3: Unobservable inputs for the asset or liability.
The following tables present the Group’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of June 30, 2026
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets
Capped Call Transactions	$412,500	$—	$—	$412,500
Interest-Rate Swaps	3,141	—	3,141	—
Total derivative assets	$415,641	$—	$3,141	$412,500

	Fair value measured as of June 30, 2025
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Prepaid Forward Contracts	$211,617	$—	$211,617	$—
Total financial assets	$211,617	$—	$211,617	$—

Derivative assets
Bitcoin purchase option	$5,756	$—	$5,756	$—
Capped Call Transactions	122,100	—	—	122,100
Total derivative assets	$127,856	$—	$5,756	$122,100

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Fair value of financial instruments not recognized at fair value
The following tables present information about the Group’s financial instruments that are not recognized at fair value on the Consolidated Balance Sheets.

	Fair value measured as of June 30, 2026
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2030 Convertible Notes	$207,621	$613,361	$-	$-
2029 Convertible Notes	228,343	828,943	-	-
2031 Convertible Notes	981,814	873,774	-	-
2032 Convertible Notes	1,136,412	1,271,515	-	-
2033 (Jun) Convertible Notes	1,136,208	1,279,326	-	-
2033 (Dec) Convertible Notes	2,962,393	2,617,185	-	-
USPP Senior Notes	514,545	-	524,274	-
Total financial liabilities at amortized cost	$7,167,336	$7,484,104	$524,274	$-

Debt instruments that bear interest at variable market rates are not included in the table above, as the carrying value of such instruments approximates fair value due to the variable interest rates resetting to reflect current market conditions.

	Fair value measured as of June 30, 2025
(in USD thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2030 Convertible Notes	$427,837	$483,089	$-	$-
2029 Convertible Notes	534,928	712,844	-	-
Total financial liabilities at amortized cost	$962,765	$1,195,933	$-	$-

There were no transfers between Level 1, 2 or 3 during the years ended June 30, 2026 and 2025.

Refer to Note 13. Financial assets and Note 17. Derivatives for the significant fair value assumptions and activities of the financial instruments measured and recorded at fair value on a recurring basis.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Note 19. Accounts payable and accrued expenses
The components of accounts payable and accrued expenses are as follows:

(in USD thousands)	June 30, 2026	June 30, 2025
Accounts payable	$1,297,478	$81,747
Accrued expenses	527,113	42,368
Loss contingencies	—	20,000
Other payables	801	—
Total accounts payable and accrued expenses	$1,825,392	$144,115

Note 20. Deferred revenue

Deferred revenue comprises consideration received in advance of the Group's satisfaction of the related performance obligations under contracts with customers, and consideration received in advance of the commencement of arrangements accounted for as leases. Deferred revenue is disaggregated as follows:

(in USD thousands)	June 30, 2026	June 30, 2025
Current
Deferred revenue — contracts with customers	$46,491	$884
Deferred lease revenue — operating leases	—	—
	$46,491	$884
Non-current
Deferred revenue — contracts with customers	$172,575	$—
Deferred lease revenue — operating leases	1,623,480	—
	$1,796,055	$—
Total deferred revenue	$1,842,546	$884
Deferred revenue — contracts with customers
Deferred revenue represents consideration received or receivable from customers for which the related performance obligations have not yet been satisfied, and is recognized as revenue as those obligations are satisfied. Refer to Note 4. Revenue for the Group’s disclosures.
Deferred lease revenue — operating leases
Deferred lease revenue represents advance payments received under the customer contracts that are accounted for as leases in respect of separate portions of contracted capacity (“tranches”) that had not commenced as of June 30, 2026. These amounts will be recognized as lease revenue following the commencement of each tranche, consistent with the pattern in which lease income is recognized. This balance is not a contract liability under ASC 606 and is not included in the contract-liability disclosures in Note 4. Revenue.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Note 21. Other Liabilities
The components of other liabilities are as follows:

(in USD thousands)	June 30, 2026	June 30, 2025
Current
Employee benefits	$8,216	$1,834
Payroll taxes	27,657	566
Accrued interest payable	7,877	1,545
Other liabilities	10,202	—
Total current other liabilities	$53,952	$3,945

Non-current
Employee benefits	$372	$234
Payroll taxes	7,522	—
Total non-current other liabilities	$7,894	$234

Total other liabilities	$61,846	$4,179
Note 22. Finance leases
The Group has finance leases that are material to the consolidated financial statements and has provided the related disclosures below. The Group also has operating leases for office space that are not material.
The following table shows the right-of-use assets and lease liabilities as of June 30, 2026 and June 30, 2025:

(in USD thousands)	June 30, 2026	June 30, 2025
Right-of-use assets:
Finance leases	$273,662	$—
Total right-of-use assets	$273,662	$—

Lease liabilities:
Finance leases - Current	$125,340	$—
Finance leases - Non current	118,456	—
Total lease liabilities	$243,796	$—
The Group’s lease costs are comprised of the following:

	Years ended June 30,
(in USD thousands)	2026	2025	2024
Finance lease cost:
Amortization of ROU asset	$27,312	$—	$—
Interest on lease liabilities	12,322	—	—
Impairment charge on ROU asset	874	—	—
Total lease expense	$40,508	$—	$—

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
The following table presents supplemental lease information:

	Years ended June 30,
(in USD thousands)	2026	2025	2024
Operating cash flows — interest paid	$11,315	$—	$—
Investing cash flows — lease deposits paid	$10,184	$—	$—
Financing cash flows — principal repaid	$48,876	$—	$—

	Years ended June 30,
	2026	2025	2024
Weighted-average remaining lease term – finance leases	1.9	0	0
Weighted-average discount rate – finance leases	9.9%	—%	—%

The following table presents the Group’s future minimum finance lease payments as of June 30, 2026:

(in USD thousands)	Finance Leases
Financial Year 2027	$144,040
Financial Year 2028	98,711
Financial Year 2029	27,638
Financial Year 2030	—
Financial Year 2031	—
Thereafter	—
Total undiscounted lease payments	$270,389
Less present value discount	(26,593)
Present value of finance lease liabilities	$243,796

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Note 23. Debt
The total debt obligations are as follows:

			Years ended June 30,
(in USD thousands)	Maturities	Effective Interest Rates	2026	2025
Recourse debt
2030 Convertible Notes	June 15, 2030	3.87%	$212,310	$440,000
2029 Convertible Notes	December 15, 2029	4.22%	233,389	550,000
2031 Convertible Notes	July 1, 2031	0.37%	1,000,000	—
2032 Convertible Notes	June 1, 2032	0.45%	1,150,000	—
2033 (Jun) Convertible Notes	June 1, 2033	1.18%	1,150,000	—
2033 (Dec) Convertible Notes	December 1, 2033	1.18%	3,000,000	—
Other debt	2027 - 2029	Various	21,950	—
Total recourse debt			$6,767,649	$990,000

Non-recourse debt
DDTL Facility	December 31, 2031	7.12%	$413,000	$—
USPP Senior Notes	December 31, 2031	7.05%	525,000	—
Total non-recourse debt			$938,000	$—

Total principal of debt			$7,705,649	$990,000
Less: unamortized issuance costs			(112,705)	(27,235)
Total debt, net of unamortized issuance costs			$7,592,944	$962,765
Less: debt, current			(169,370)	—
Debt, non-current			$7,423,574	$962,765
As of June 30, 2026, the future principal payments for the Group's total debt were as follows:

Years ended June 30,	Total
2027	$177,362
2028	269,927
2029	194,181
2030	573,467
2031	127,922
Thereafter	6,362,790
Total	$7,705,649
The total interest expense for the Group’s debt obligations was as follows:

	Years ended June 30,
(in USD thousands)	2026	2025	2024
Contractual interest expense	$37,166	$9,053	$—
Amortization of debt issuance costs	9,408	1,400	—
Total	$46,574	$10,453	$—

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024

In the year ended June 30, 2026, the Group entered into the following debt instruments:

(in USD thousands)	Issuance date	Stated interest rate	Principal amount[1]
2031 Convertible Notes	October 14, 2025	0.00%	$1,000,000
2032 Convertible Notes	December 08, 2025	0.25%	1,150,000
2033 (Jun) Convertible Notes	December 08, 2025	1.00%	1,150,000
2033 (Dec) Convertible Notes	May 14, 2026	1.00%	3,000,000
DDTL Facility[2]	June 30, 2026	SOFR + 2.25%	1,545,000
USPP Senior Notes[2]	June 11, 2026	5.96%	2,100,000
1 Amounts represent borrowing capacity for the DDTL Facility and USPP Senior Notes and the principal amounts for the Convertible Notes.
2 Refer to Note 17. Derivatives for the Group’s interest rate cash flow hedge position in relation to the GPU Financing.
Convertible Notes
The Group has issued six series of convertible senior notes (collectively, the “Notes”). The Group accounts for the Notes in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470”), ASC 815, and ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). For each series, the Group identified a single embedded derivative combining the conversion option and the Group’s redemption right, and determined that this feature should not be separated from the debt host; accordingly, each series is accounted for in its entirety as a debt host, with the carrying amount accreted to the principal amount at maturity using the effective interest method.

Holders may convert their Notes into cash, ordinary shares, or a combination thereof, with the form of consideration determined at the Group’s election, upon the occurrence of specified events and, in each case, during a specified period before maturity. The Company may redeem the Notes for cash, in whole or in part, on or after the applicable first redemption date noted below, if the last reported sale price of its ordinary shares equals or exceeds 130% of the applicable conversion price for a specified trading-day threshold. Conversion rates are subject to customary anti-dilution adjustments and, in addition, will be increased in certain circumstances for holders who convert in connection with a redemption notice or a make-whole fundamental change. As of June 30, 2026, the share price trigger under the conversion conditions for our 2030 Convertible Notes and 2029 Convertible Notes was met.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Details of the Group’s Notes are as follows:

	2030 Notes	2029 Notes	2031 Notes	2032 Notes	2033 (Jun) Notes	2033 (Dec) Notes
Issuance date	December 6, 2024	June 13, 2025	October 14, 2025	December 8, 2025	December 8, 2025	May 14, 2026
Maturity date	June 15, 2030	December 15, 2029	July 1, 2031	June 1, 2032	June 1, 2033	December 1, 2033
Stated interest rate	3.25%	3.50%	0%	0.25%	1.00%	1.00%
Interest payment dates	June 15 & December 15	June 15 & December 15	N/A	June 1 & December 1	June 1 & December 1	June 1 & December 1
Initial conversion price	$16.81	$13.64	$85.63	$51.40	$51.40	$73.07
First redemption date	December 20, 2027	June 20, 2028	January 8, 2029	December 6, 2028	December 6, 2029	June 6, 2030
Unamortized discount and issuance costs	$4,689	$5,046	$18,186	$13,588	$13,792	$37,607
Carrying value as of June 30, 2026	$207,621	$228,343	$981,814	$1,136,412	$1,136,208	$2,962,393

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
The total repurchase cost was approximately $1,632.4 million, which includes accrued and unpaid interest of $8.9 million. The repurchase was accounted for as an induced conversion in accordance with ASU 2024-04. The Company recorded an inducement expense of $111.8 million within “Debt conversion inducement expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended June 30, 2026 and a charge to additional paid-in capital of $981.0 million within stockholders’ equity.
GPU Financing
In May 2026, the Company, through its indirect, wholly owned financing subsidiary, IE US Hardware 3, LLC (the “Financing SPV”), entered into a $3,645.0 million GPU Financing comprising two separate instruments: a $1,545 million senior secured delayed draw term loan (the “DDTL Facility”) provided by a syndicate of commercial bank lenders under a Credit Agreement, and $2,100 million of senior secured notes (the “USPP Senior Notes”) issued to institutional investors under a Note Purchase Agreement. The two instruments share a common security package and covenant framework established under a Common Terms Agreement, but are separate debt instruments held by different classes of creditors and bearing different interest rates. The proceeds of the GPU Financing are used to finance a portion of the acquisition cost of GPUs and related infrastructure deployed by the Financing SPV in support of the Group’s agreement with Microsoft Corporation (“Microsoft”) announced in November 2025 (the “Microsoft Agreement”).

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
The GPU Financing contains affirmative and negative covenants customary for non-recourse project financings, including a minimum debt service coverage ratio, restrictions on additional indebtedness and on distributions from the Financing SPV, and maintenance and insurance requirements. As at June 30, 2026, the Group was in compliance with all financial and operational covenants. The GPU Financing also requires the Group to enter into interest rate hedge agreements and certain power cost hedging requirements. As of June 30, 2026, the Group is in compliance with these requirements.
The GPU Financing is structured as a non-recourse financing of the Financing SPV, with recourse to the Parent Entity limited to certain specified guarantees described below. No liability is recognized for these guarantees, which are guarantees by the Parent Entity of the obligations of consolidated subsidiaries that are not subject to recognition and whose underlying obligations are already consolidated. The Group does not consider payment or performance under any of the guarantees to be probable.
Hedge guarantees
The Parent Entity has guaranteed the Financing SPV's payment obligations under its pre-closing interest rate and power hedge transactions to the hedge counterparties, as interim credit support pending each hedge's transfer into the secured hedge structure, which occurs on a tranche-by-tranche basis as the related debt and notes are drawn. A counterparty may call the guarantee only after demanding payment from the Financing SPV and expiry of the applicable cure period. The guarantee steps down as each tranche transfers into the secured structure, with Tranche 1 having been transferred (and the balance is expected to transfer by the end of calendar 2026) and falls away for any tranche terminated and settled beforehand.
Remarketing Right guarantee
If Microsoft validly terminates a funded tranche of the Microsoft Agreement and a replacement qualified customer is not secured during the ensuing remarketing period, the Parent has guaranteed that (i) the debt and notes allocated to that tranche, net of any disposition proceeds realized from the sale of the GPUs associated with such terminated tranche and applied to prepayment, payable within five business days of demand, and (ii) any upfront amount owed to Microsoft on termination, payable when due (subject to a carve-out where the Collateral Agent enforces against the collateral during the remarketing period). The guarantee is released as each tranche is accepted by Microsoft and terminates on the earliest of discharge of the secured obligations, acceptance and funding of the final tranche, or the occurrence of all tranche release dates.
Managed services performance guarantee
The Parent has guaranteed the full and timely performance by the data center provider, a subsidiary of the Parent, of its service obligations to the Financing SPV under the managed services agreement. This is a performance guarantee and not a guarantee of the Financing SPV's borrowings. It terminates on the earliest of discharge of the secured obligations, the data center provider ceasing to be a Group affiliate, its replacement at the Collateral Agent's direction, or termination of the agreement, and accordingly may remain outstanding for the term of the Microsoft Agreement.
The Financing SPV is a variable interest entity of which the Company is the primary beneficiary and which is consolidated (refer to Note 26. Variable Interest Entity).
DDTL Facility
On May 29, 2026, the Financing SPV entered into a Credit Agreement providing for a $1,545 million senior secured delayed draw term loan facility with a syndicate of commercial bank lenders. Borrowings under the DDTL Facility bear interest at a floating rate equal to 1-month Term SOFR plus 2.25% per annum, payable monthly in arrears. Principal is repayable monthly in accordance with the amortization schedule set out in the Credit Agreement. The DDTL Facility is drawn in four tranches aligned to the delivery milestones under the Microsoft Agreement, subject to satisfaction of specified conditions precedent.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
As at June 30, 2026, $413 million of the DDTL had been funded and $1,132 million of unfunded commitment remained available subject to the conditions precedent.
USPP Senior Notes
On May 29, 2026, the Financing SPV entered into a Note Purchase Agreement providing for the issuance of up to $2,100 million of senior secured notes to institutional investors in a private placement. The Senior Notes bear interest at a fixed rate of 5.96% per annum, payable monthly in arrears. Principal is repayable monthly in accordance with the amortization schedule set out in the Note Purchase Agreement. The USPP Senior Notes are issued in up to four tranches. Note proceeds are funded into a restricted escrow account on each tranche closing date and are released to the Financing SPV upon satisfaction of the release conditions.
As at June 30, 2026, $525 million of USPP Senior Notes had been issued and $1,575 million of unfunded commitment remained available subject to the conditions precedent.
Refer to Note 17. Derivatives for the Group’s interest rate cash flow hedge position in relation to the GPU Financing.
Note 24. Stockholders’ equity
We do not have a limit on our authorized share capital and do not recognize the concept of par value under Australian law.
The total number of Ordinary shares outstanding (including loan-funded shares) was 380,710,559 and 258,103,209 as at June 30, 2026 and 2025, respectively.
At-the-Market facility
On January 21, 2025, the Company filed a registration statement, including an accompanying at-the-market prospectus supplement relating to the offer and sale of $1,000,000,000 additional Ordinary shares. The Company had issued 66,707,732 Ordinary shares under this At Market Sales Agreement (the “Sales Agreement”) generating an aggregate of approximately $999,999,452 in proceeds through September 2025, with no further amounts remaining available for sale under that prospectus supplement.
On March 4, 2026, the Company filed a new prospectus supplement relating to the offer and sale of up to $6,000,000,000 of its Ordinary shares under the Sales Agreement. The newly filed prospectus supplement replaces and supersedes the prospectus supplement noted above relating to the offer and sale of up to $1,000,000,000 of the Company’s Ordinary shares. As of June 30, 2026, the Company has issued 47,165,838 Ordinary shares under the new prospectus supplement generating an aggregate of approximately $2,492,057,000 in gross proceeds.
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
Loan-funded shares
As at June 30, 2026 and June 30, 2025, there were 516,951 and 842,291 restricted ordinary shares issued to management under the Employee Share Plans as well as certain non-employee founders of Podtech Innovation Inc, which are treated as stock options for accounting purposes.
B Class Shares
On or around August 18, 2021, the shareholders of the Company approved the issue of one B Class share each (for consideration of A$1.00 per B Class share) to entities controlled by Daniel Roberts and William Roberts, respectively. The B Class shares were formally issued on October 7, 2021. Each B Class share confers on the holder 15 votes for each

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
ordinary share in the Company held by the holder. In addition, a B Class share confers a right for the holder to nominate a director to put forward for election to the Board. Because of the increased voting power of the B Class shares, the holders of the B Class shares collectively could continue to control a significant percentage of the combined voting power of the Company’s shares and therefore may be able to control all matters submitted to the Company’s shareholders for approval until the redemption of the B Class shares by the Company on the earlier of (i) when the holder ceases to be a director due to voluntary retirement; (ii) a transfer of B Class shares in breach of the Constitution; (iii) liquidation or winding-up of the Company; or (iv) at any time which is 12 years after the Company’s ordinary shares are first listed on a recognized stock exchange. Aside from these governance rights, the B Class shares do not provide the holder with any economic rights (e.g. the B Class shares do not confer on its holder any right to receive dividends). The B Class shares are not transferable by the holder (except in limited circumstances to affiliates of the holder).
Investment Rights
In connection with its arrangements with NVIDIA Corporation (“NVIDIA”) for the supply of GPUs, on May 7, 2026 the Group granted NVIDIA rights to acquire up to 30,000,000 of the Company’s Ordinary shares at an exercise price of $70.00 per share (the “Investment Rights”). The Investment Rights vest and become exercisable in tranches based on the volume of GPUs supplied by NVIDIA to the Group, and expire on May 7, 2031. The Investment Rights are indexed to the Company’s own equity, meet the conditions for equity classification, and are recorded in stockholders’ equity.
The grant-date fair value of the Investment Rights, determined using a Black-Scholes option-pricing model, was approximately $793.4 million. This amount will be capitalized as part of the cost of the GPUs acquired from NVIDIA and is recognized as the underlying GPUs are received by the Group, on a per-unit basis. The Investment Rights are not remeasured following the grant date. The Investment Rights relate to the Group’s supply arrangements with NVIDIA and are accounted for separately from the Company’s cloud services agreement with NVIDIA, under which NVIDIA is a customer of the Group.
The significant assumptions used in the Black-Scholes model were: expected volatility of 67.5%, expected term of five years, a risk-free interest rate of 3.96%, discount for lack of marketability of 15% and an expected dividend yield of nil. For the purpose of computing diluted earnings per share, vested Investment Rights are included under the treasury-stock method to the extent dilutive; unvested Investment Rights are excluded.
Dividends
No dividends were declared during the years ended June 30, 2026, 2025 and 2024.

Note 25. Stock-based compensation
The Group has entered into a number of stock-based compensation arrangements. Details of these arrangements, which are considered as options for accounting purposes, are described below:
2025 Omnibus Incentive Plan (“2025 Omnibus Plan”)
In November 2025, the Company’s shareholders approved the 2025 Omnibus Plan under which employees and directors may be granted equity compensation awards featuring time-based vesting conditions and/or performance-based vesting conditions. As of June 30, 2026, the Company had an aggregate of 17.5 million Ordinary shares reserved for future issuance under the 2025 Omnibus Plan.

Under the terms of the plan, the Board maintains sole discretion over the administration, eligibility and vesting criteria of instruments issued under the 2025 Omnibus Plan.
2023 Long-Term Incentive Plan Restricted Stock Units (“2023 LTIP”)
In June 2023, the Board approved a revised long-term incentive plan (“2023 LTIP”) under which participating employees and directors were eligible to be granted RSUs in three tranches, the first two tranches being time-based vesting conditions

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
and the third tranche being performance-based vesting conditions. RSUs issued under the revised long-term incentive plan are subject to other terms and conditions contained in the plan.
Under the terms of the plan, the Board maintains sole discretion over the administration, eligibility and vesting criteria of instruments issued under the 2023 LTIP.
2022 Long-Term Incentive Plan Restricted Stock Units (“2022 LTIP”)
In June 2022, the Board approved a new long-term incentive plan (“2022 LTIP”) under which participating employees and directors were eligible to be granted RSUs in two equal tranches after three and four years of continued service, including a portion the vesting of which is also subject to the achievement of specified performance goals over this time period. RSUs issued under the new long-term incentive plan are subject to other terms and conditions contained in the plan.
Under the terms of the plan, the Board maintains sole discretion over the administration, eligibility and vesting criteria of instruments issued under the 2022 LTIP.
Loan-Funded Shares
Under this scheme, the Company issues a limited recourse loan (that has a maximum term of up to nine years and 11 months) to employees for the sole purpose of acquiring shares in the Company. Upon disposal of any loan-funded shares by employees, the aggregate purchase price for the shares shall be applied by the Company to pay down the outstanding loan payable.
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
Employee and Non-Executive Director Option Plan
The Board approved an Employee and a Non-Executive Director Option Plan on July 28, 2021. The terms of the plans are substantially similar to the Loan-Funded Shares, with the main difference being that the incentives are issued in the form of options and loans are not provided to participants. Options vest based on continued service, and the Board retains absolute discretion to cancel unvested options if the holder leaves the Company within the vesting period.
$75 Exercise Price Options
On August 18, 2021, the Group’s shareholders approved the grant of 2,400,000 long-term options each to entities controlled by Daniel Roberts and William Roberts to acquire ordinary shares at an exercise price of $75 per option (“$75 Exercise Price Options”). These options were granted on September 14, 2021, and have a contractual exercise period of 12 years.
The options are subject to customary adjustments to reflect any reorganization of the Company’s capital, as well as adjustments to vesting thresholds including any future issuance of ordinary shares by the Company.
The $75 Exercise Price Options will vest in four tranches following listing of the Company, if the relevant ordinary share price is equal to or exceeds the corresponding vesting threshold, as adjusted to reflect changes in the shares on issue of the Group on a fully diluted basis, and the relevant executive director has not voluntarily resigned as a director of the Company. The vesting thresholds as of June 30, 2026, based on a fully dilutive share count of 558,718,254, were as follows:
•600,000 Long-term Target Options vested on October 7, 2025, as the VWAP of an Ordinary share over the immediately preceding 20 trading days equaled or exceeded the vesting threshold applicable on that date

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
•600,000 Long-term Target Options vested on May 14, 2026, as the VWAP of an Ordinary share over the immediately preceding 20 trading days equaled or exceeded the vesting threshold applicable on that date
•If the VWAP of an ordinary share over the immediately preceding 20 trading days is equal to or exceeds $71.76: 600,000 Long-term Target Options will vest
•If the VWAP of an ordinary share over the immediately preceding 20 trading days is equal to or exceeds $143.52: 600,000 Long-term Target Options will vest
The VWAP vesting thresholds may also be triggered by a sale or takeover of the Company based upon the price per ordinary share received in such transaction. The option holder is entitled to receive in its capacity as a holder of the options, a distribution paid by the Company per ordinary share as if the vested options were exercised and ordinary shares issued to the option holder at the relevant time of such distribution.
The Group’s stock-based compensation expense recognized during the years ended June 30, 2026, 2025, and 2024 is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (loss) as follows:

(in USD thousands)	Years ended June 30,
	2026	2025	2024
Stock options	$38,503	$12,431	$12,885
Service-based RSUs	126,777	28,223	9,400
Performance-based RSUs	39,743	1,988	1,351
Total stock-based compensation	$205,023	$42,642	$23,636

June 30, 2026 - Stock-Based Compensation Activity
Restricted stock units with service conditions
Stock-based compensation expense related to share-settled RSUs with service conditions is based on the fair value of the Group’s Ordinary shares on the date of grant. The Group recognizes stock-based compensation expense associated with such share-settled RSU awards on a graded basis over the awards’ service-based vesting tranches.
The following table presents a summary of activity for the RSUs with service conditions under all plans during the year ended June 30, 2026:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Outstanding as of June 30, 2025	15,567,267	$7.68	$226,815
Granted	5,442,382	19.09
Forfeited	(237,057)	11.37
Exercised	(5,782,906)	6.44
Outstanding as of June 30, 2026	14,989,686	$12.25	$685,478
Vested and exercisable as of June 30, 2026	4,710,515	$7.50	215,412
As at June 30, 2026, the Group had approximately $76.4 million of total unrecognized compensation expense related to unvested service condition RSUs granted, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.01 years.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Restricted stock units with performance conditions
Stock-based compensation expense related to share-settled RSUs with market conditions is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. Compensation expense is recognized on a graded basis over the performance period regardless of whether the market condition and requisite service period are met.
Compensation expense for RSUs with non-market performance conditions is based on grant-date fair value and recognized over the performance period for awards probable of vesting, with a cumulative catch-up as that probability assessment changes. Compensation expense is recognized on a graded basis over the performance period regardless of whether the market condition and requisite service period are met.
The following table presents a summary of activity for the RSUs with performance conditions under all plans during the year ended June 30, 2026:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Outstanding as of June 30, 2025	6,158,567	$5.28	$89,730
Granted	3,898,754	12.33
Forfeited	(250,303)	6.61
Exercised	(4,080,978)	6.36
Outstanding as of June 30, 2026	5,726,040	$9.25	$261,852
Vested and exercisable as of June 30, 2026	56,718	$4.94	$2,594
During the year ended June 30, 2026, the Group issued the following RSUs with performance conditions:
•3,732,114 RSUs which are scheduled to vest after three years based on total shareholder return measured against the Russell 2000 Index (and continued service over the vesting period).
•166,640 RSUs which are scheduled to vest in five equal tranches upon completion of milestones of fully operational IT load at certain sites under development by the Group.

As at June 30, 2026, the Group had approximately $32.9 million of total unrecognized compensation expense related to unvested performance condition RSUs granted, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.41 years.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Stock options
The following table presents a summary of the option activity under all plans:

(in USD thousands, except share and per share amounts and years)	Number of shares	Weighted average exercise price (per share)	Aggregate intrinsic value	Weighted average remaining contractual life (in years)
Outstanding as of June 30, 2025	7,878,554	$47.07	$34,648	5.80
Granted	—	—
Forfeited or canceled	—	—
Exercised	(2,374,360)	3.27
Outstanding as of June 30, 2026	5,504,194	$66.03	$28,784	6.8
Vested and exercisable as of June 30, 2026	3,046,773	$50.26	$26,906	6.11
As at June 30, 2026, the Group had approximately $23.1 million of total unrecognized compensation expense related to unvested stock options as of June 30, 2026, which is expected to be recognized over a weighted-average remaining vesting period of approximately 4.15 years.
No options were granted during the years ended June 30, 2026, 2025 and 2024.
As of June 30, 2026 there were 2,457,421 unvested options.
Valuation methodology
The fair value of the RSUs with market conditions have been measured using a Monte-Carlo simulation. Service and non-market performance conditions attached to the arrangements were not taken into account when measuring fair value.
The following table lists the weighted average (where applicable) inputs used in measuring the fair value, as at the grant date (based on Australian Eastern Standard Time), for RSUs with market conditions granted during the years ended June 30, 2026, 2025, and 2024:

Grant date	Dividend yield	Expected volatility	Risk-free interest rate	Expected life	Grant date share price	Fair value	Number of RSUs granted
	%	%	%	years	US$	US$

Long-Term Incentive Plan
June 30, 2024
RSUs	—	100%	4.38%	3.00	4.67	2.41	1,574,725

June 30, 2025
RSUs	—	66%	4.14%	4.92	10.86	6.93	6,373,418
RSUs (at modification date)	—	75%	4.12%	4.49	8.41	4.14	(2,579,448)

June 30, 2026
RSUs	—	80%	3.61%	3.03	14.66	10.34	3,732,114

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Note 26. Variable Interest Entity
Consolidated VIE — IE US Hardware 3, LLC

IE US Hardware 3 LLC (the “Financing SPV”) is a wholly owned, limited-purpose subsidiary formed to hold and operate the GPU and related equipment supporting the Group’'s contract with Microsoft, financed with senior secured borrowings under the Group’s GPU Financing (see Note 23. Debt). The Group has determined that the Financing SPV is a variable interest entity because its equity at risk is not sufficient to finance its activities without additional financial support from other parties, and that the Group is the primary beneficiary because it directs the activities that most significantly affect the entity’s economic performance, the operation and maintenance of the GPUs and management of performance under the customer contract, and through its equity interest and operating exposure, is obligated to absorb losses and has the right to receive benefits that could be significant. Accordingly, the Group consolidates the Financing SPV.

The assets of the Financing SPV may be used only to settle its obligations and are not available to satisfy the general obligations of the Group except for permitted equity distributions. The Financing SPV’s debt and hedging obligations are non-recourse to the general credit of the Group, except to the extent of limited parent guarantees provided by IREN Limited in respect of the Remarketing Right and the Financing SPV’s interest rate and power hedges. These two guarantees step down on a tranche-by-tranche basis and terminate on acceptance and funding of the final tranche of the Microsoft Agreement. The Group has separately guaranteed the performance obligations under the managed services agreement relating to the financed assets. This performance guarantee is expected to remain outstanding for the term of the Microsoft Agreement. These guarantees are described further in Note 23. Debt. Except to the extent of the guarantees described above, the creditors of the Financing SPV have no recourse to the general credit of the Group.

The following table presents the carrying amounts of the Financing SPV’s assets and liabilities included in the Group’s consolidated balance sheet.

	Years ended June 30,
(in USD thousands)	2026	2025
Assets
Cash and cash equivalents	$—	$—
Restricted cash, current portion	1,670,252	—
Other Assets and Other Receivables	56,768	1
Restricted cash, less current portion	53,684	—
Property and equipment, net	1,487,112	—
Deposits and prepaid expenses, less current portion	4,089	—
Derivative assets	3,141	—
Total assets	$3,275,046	$1
Liabilities
Accounts payable and accrued expenses	$1,127,716	$—
Other liabilities, current portion	1,738	—
Debt, current portion	152,629	—
Debt, less current portion	765,574	—
Deferred revenue, less current portion	1,013,120	—
Total liabilities	$3,060,777	$—

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Note 27. Net income (loss) per share of Ordinary shares
Basic and diluted net income (loss) per share of Ordinary shares is computed in accordance with Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net income (loss) per share of Ordinary shares.
The following table presents potentially dilutive securities on a weighted average basis that were not included in the computation of diluted net income (loss) per share of Ordinary shares as their inclusion would have been anti-dilutive:

	Years ended June 30,
	2026	2025	2024
Stock options	5,504,194	4,381,787	8,906,840
Restricted stock units	23,250,808	15,508,896	6,616,342
Investment Rights	4,520,548	—	—
Convertible notes	71,831,847	6,454,464	—
Capped call transactions[1]	32,114,455	—	—
Prepaid forward transactions[1]	8,910,354	—	—
Total	146,132,206	26,345,147	15,523,182
1The capped call transactions and prepaid forward transactions are excluded from the computation of diluted net income (loss) per share in all periods, as their effect would always be anti-dilutive..

The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of Ordinary shares computations for the periods presented:

(in USD thousands. except share and per share amounts)	Years ended June 30,
	2026	2025	2024
Numerator:
Net income (loss)	$(702,621)	$86,941	$(28,920)
Numerator for diluted net income (loss) per share of Ordinary shares	$(702,621)	$86,941	$(28,920)

Denominator:
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	316,123,145	214,586,767	99,640,920
Effects of dilutive securities:
Options	—	2,054,372	—
Restricted stock units	—	6,604,512	—
Dilutive potential Ordinary shares	—	8,658,884	—
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	316,123,145	223,245,651	99,640,920

Basic net income (loss) per share of Ordinary shares	$(2.22)	$0.41	$(0.29)
Diluted net income (loss) per share of Ordinary shares	$(2.22)	$0.39	$(0.29)

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
Note 28. Income taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

(in USD thousands)	Years ended June 30,
	2026	2025	2024
Australia	$210,156	$70,955	$(31,133)
Foreign	(918,839)	22,546	5,666
Total	$(708,683)	$93,501	$(25,467)
The components of the (provision) benefit for income taxes consists of:

(in USD thousands)	Years ended June 30,
	2026	2025	2024
Current
Australian Federal	$793	$—	$—
Australian State	—	—	—
Foreign	4,880	1,665	1,743
Total current	$5,673	$1,665	$1,743

Deferred
Australian Federal	$(9,003)	$—	$—
Australian State	—	—	—
Foreign	(2,732)	4,895	1,710
Total deferred	$(11,735)	$4,895	$1,710

Total income tax provision (benefit)	$(6,062)	$6,560	$3,453

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
A reconciliation of the Australian Corporate statutory income tax rate to the Group’s effective tax rate before income taxes after the adoption of ASU 2023-09 is as follows:

	Year ended June 30,
(in USD thousands, and in percentages)	2026
Tax (benefit) expense computed at the Australian Corporate statutory rate (30%)	$(212,605)	30.0%
State and local income tax, net of federal tax benefit	793	(0.1)%
Foreign tax effects:
United States
Statutory tax rate difference between the United States and Australia	65,269	(9.2)%
Changes in valuation allowances	153,137	(21.6)%
Other	333	—%
Canada
Statutory tax rate difference between Canada and Australia	5,288	(0.7)%
Changes in valuation allowances	47,022	(6.6)%
Other	2,184	(0.3)%
Other foreign jurisdictions	2,168	(0.3)%
Changes in unrecognized tax benefits	2,284	(0.3)%
Changes in valuation allowances	(15,115)	2.1%
Non-taxable or non-deductible items:
Share based compensation	58,513	(8.3)%
Inducement expense	33,540	(4.7)%
Financial asset movement gain	(150,021)	21.2%
Other permanent differences	4,189	(0.6)%
Changes in estimates of deferred tax balances	(3,041)	0.4%
Other adjustments	—	—%
Total income tax expense (benefit) and effective tax rate	$(6,062)	0.9%

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
A reconciliation of the Australian Corporate statutory income tax rate to the Group’s effective tax rate before income taxes before the adoption of ASU 2023-09 is as follows:

(in USD thousands, and in percentages)	Years ended June 30,
	2025		2024
Tax (benefit) provision computed at the Australian Corporate statutory rate	$28,050	30.0%	$(7,640)	30.0%
State taxes, net of federal tax benefit	—	—	—	—
Share based Compensation	12,603	13.5	6,422	(25.2)
Increase/(Decrease) in non-deductible expenses	(3,196)	(3.4)	1,664	(6.5)
Foreign currency differences related to accounting and tax functional currencies	1,893	2.0	—	—
Foreign tax rate differential	(1,700)	(1.8)	(436)	1.7
Non-recoverable foreign withholding tax	1,225	1.3	308	(1.2)
Changes in valuation allowances	(37,791)	(40.4)	2,615	(10.3)
Changes in unrecognized tax benefits	1,453	1.6	—	—
Deconsolidation Adjustment for SPV's	—	—	—	—
Other permanent differences	3,918	4.2	—	—
Other	103	0.1	519	(2.0)
Total tax expense/(benefit) and effective tax rate	$6,560	7.0%	$3,453	(13.6)%
The Group’s effective income tax rate was 0.9% for the year ended June 30, 2026, compared with 7.0% for the year ended June 30, 2025. For the year ended June 30, 2026, the Group recorded an income tax benefit of $6.1 million on a loss before income taxes of $708.7 million, compared with income tax expense of $6.6 million on income before income taxes of $93.5 million for the year ended June 30, 2025. The difference between the Group’s effective income tax rate for the year ended June 30, 2026 and the Australian statutory income tax rate of 30% was primarily attributable to changes in valuation allowances recorded against certain deferred tax assets in the United States, Canada and other foreign jurisdictions based on the application of ASC 740’s recognition criteria at the reporting date; losses incurred in foreign jurisdictions subject to statutory income tax rates below 30%; and permanent book-to-tax differences, including non-deductible share-based compensation expense, partially offset by non-taxable items.
Following the adoption of ASU 2023-09, cash paid for income taxes, net of refunds, for the year ended June 30, 2026, was as follows:

Year ended June 30,
(in USD thousands)	2026
Federal jurisdictions:	$—
State / Provincial jurisdictions:	—
Other foreign jurisdictions:
Foreign	2,696
Total other foreign jurisdictions	2,696
Total income taxes paid, net of refunds received	$2,696

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
The following table summarizes the components of deferred tax assets and deferred tax liabilities:

	June 30, 2026	June 30, 2025
Deferred tax assets
Tax losses	$418,331	$146,929
Unrealized foreign exchange losses	2,542	475
Capital raising costs	6,604	10,326
Loss Contingencies	—	6,000
Capital losses	8,676	29,302
Unrealized foreign exchange gains	611	—
Employee benefits	600	—
Other	20,513	3,846
Total deferred tax assets	$457,877	$196,879
Valuation allowance	(209,386)	(25,281)
Net deferred tax assets	$248,491	$171,598

Deferred tax liabilities
Property, plant and equipment	$(214,182)	$(142,893)
Unrealized foreign exchange gains	(525)	(5,511)
Employee Benefits	—	—
Convertible Notes	—	(3,704)
Financial Assets	(18,200)	(21,068)
Other	(46,416)	(6,394)
Total deferred tax liabilities	$(279,323)	$(179,570)

Total net deferred tax asset (liabilities)	$(30,832)	$(7,971)
A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the tax years ended June 30, 2026, 2025 and 2024 is as follows:

(in USD thousands)	Years ended June 30,
	2026	2025	2024
Balance, beginning of year	$1,453	$—	$—
Increase/(Decrease) related to prior year tax positions	—	214	—
Increase related to current year tax positions	2,642	1,239	—
Balance, end of year	$4,095	$1,453	$—
As of June 30, 2026, the total amount of unrecognized tax benefits was $4.1 million. If the unrecognized tax benefits were recognized as of June 30, 2026, there would be a $4.1 million favorable impact that would affect the effective rate.
After considering all available positive and negative evidence, the Group recorded a valuation allowance of $209.4 million as of June 30, 2026 (June 30, 2025: $25.3 million) against certain deferred tax assets based on the application of ASC 740’s recognition criteria at the reporting date. The Group had gross operating loss carryforwards of $1,731.7m as of June 30, 2026. United States federal net operating losses and Australian revenue losses may be carried forward indefinitely, while Canadian non-capital losses expire between 2043 and 2046.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
The Group operates on a fiscal year end ending June 30 and files income tax returns in Australia, the United States, Canada and other jurisdictions. The Company’s tax years from 2022 onward in Australia, the United States and in Canada remain subject to examination by the relevant tax authorities. Except for matters disclosed elsewhere in the financial statements, the Group was not subject to any material income tax examinations as of June 30, 2026.
Note 29. Commitments and contingencies
Commitments
As at June 30, 2026 and 2025, the Group had commitments of $13,810.0 million and $368.8 million. These commitments include committed capital expenditure on AI hardware and infrastructure related to site development.
The committed amounts are payable as set out below:

(in USD thousands)	June 30, 2026	June 30, 2025
Commitments
Amounts payable within 12 months of balance date:	$13,611,035	$368,805
Amounts payable after 12 months of balance date:	199,002	—

Total commitments	$13,810,037	$368,805
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
In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Group in the accompanying Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Group discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Group as incurred and included in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Group’s defense of such matters.
On the basis of current information, the Group does not believe there is a reasonable possibility that any material loss will result from any claims, lawsuits and proceedings to which the Group is subject to either individually, or in the aggregate.
Contingencies
U.S. importation tariff
In April 2025, the Group received a Notice of Action (“NOA”) from U.S. Customs and Border Protection challenging the country of origin of mining hardware imported by the Group to the U.S. between April 2024 and February 2025. The NOA asserted that the country of origin of the mining hardware is China and notified the Group of an assessment of a U.S.

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
importation tariff of 25%. The seller has represented to the Group that the country of origin of the mining hardware was not China. Certificates of origin and/or commercial invoices and shipping documents for all mining hardware shipments assessed in the NOA have been provided to the Group to support this claim. The Group has contested the NOA and the associated tariff cost of approximately $100 million. While the outcome of this matter is uncertain at this time, the Group has determined it is not probable that it will result in a future cash outflow and, as such, no loss contingency was recorded as of June 30, 2026. Based on the preliminary nature of this proceeding, the Group cannot reasonably predict the outcome of this matters at this time.
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
As at June 30, 2026, the total amount of GST under dispute related to the services supplied to the Australian parent entity is approximately $27.6 million.
Based on the current status of the dispute and the strength of the Group’s legal position, the Group has concluded that it is reasonably possible, but not probable that an outflow of economic resources will be required as at June 30, 2026. Accordingly, the Group has not recorded a loss contingency as at June 30, 2026 in respect of this matter.
Note 30. Subsequent events
The Group has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Consolidated Financial Statements are issued. Except as described above and below, the Group has concluded no other subsequent events have occurred that require disclosure.
Subsequent Equity Awards
On July 1, 2026, following Board approval on June 30, 2026, the Company granted an award of 9,099,328 restricted share units to each of its Co-Chief Executive Officers under the Company’s 2025 Omnibus Plan. The awards will vest in equal annual installments over the four-year period following the grant date, subject to continued service through the applicable vesting date. In addition, following the applicable vesting date, each tranche of RSUs will be subject to an additional two-year post-vesting holding period requirement during which the Co-CEOs generally may not sell, transfer, or otherwise monetize the vested RSUs.
The aggregate grant-date fair value of the awards will be recognized as share-based compensation expense over the four-year requisite service period. No related expense was recognized during the year ended June 30, 2026.
Business combinations
On May 4, 2026, the Company entered into a merger agreement to acquire 100% of Mirantis, Inc. (“Mirantis”), a U.S.-based cloud software and services provider. The acquisition closed on August 3, 2026. Aggregate consideration was approximately $544 million, payable through the issuance of 12.6 million Ordinary shares plus cash and restricted stock units of approximately $40 million as of closing. Because the acquisition closed after June 30, 2026, it is a non-recognized subsequent event; accordingly, no assets acquired or liabilities assumed have been recognized in these consolidated financial statements.
The initial accounting for the business combination, including the allocation of consideration to the identifiable assets acquired and liabilities assumed and the measurement of goodwill and acquired intangible assets, is incomplete as of the

IREN Limited
Notes to the consolidated financial statements
For the years ended June 30, 2026, 2025, and 2024
date these financial statements were issued. The Group expects to provide the required acquisition-related disclosures in a subsequent filing once the initial accounting has been completed.
August 2026 Financing Agreement
On August 25, 2026, IE Mackenzie Compute Ltd. (the “Borrower”), a British Columbia corporation and wholly owned subsidiary of IREN Limited, entered into certain financing agreements (collectively, the “August 2026 Financing Agreements”) for aggregate financing of up to $2.4 billion, comprised of (i) an approximately $1.2 billion master financing and security agreement (the “MFSA”) and (ii) an approximately $1.2 billion aggregate principal amount of the Borrower’s Notes (the “Notes”) pursuant to a note purchase agreement.
The August 2026 Financing Agreements finance GPU servers and ancillary equipment owned by the Borrower and located at the Mackenzie data center facilities in British Columbia, Canada, which the Borrower expects to take delivery of in stages through to December 31, 2026. Borrowings under the MFSA and issuances of Notes will be made in stages and mature 30 months after the relevant funding date. Borrowings under the MFSA and the Notes bear interest at a fixed rate of 9.0% per annum, and principal amounts outstanding amortize in accordance with applicable amortization schedules.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. This assessment was performed under the direction and supervision of our Co-Chief Executive Officers and our Chief Financial Officer, and based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Management’s assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2026, did not include the internal controls of Nostrum Group, which we acquired on June 12, 2026. We have included the financial results of Nostrum Group in our Consolidated Financial Statements since the date of acquisition. Total assets of Nostrum Group represented approximately 2% of our consolidated total assets as of June 30, 2026 and less than 1% of our consolidated total revenue for the year ended June 30, 2026.
Based on this assessment, our management concluded that, as of June 30, 2026, our internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of June 30, 2026, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report.
64

Changes in Internal Control Over Financial Reporting
Except for the acquisition of Nostrum Group on June 12, 2026, whose internal controls were excluded from management’s assessment as described above and which we are in the process of integrating into our internal control over financial reporting, there was no change to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Annual General Meeting
The Company intends to hold its 2026 Annual General Meeting virtually at 4:30pm on November 24, 2026 (ET).
August 2026 Financing Agreements
On August 25, 2026, IE Mackenzie Compute Ltd. (the “Borrower”), a British Columbia corporation and wholly owned subsidiary of IREN Limited, entered into certain financing agreements, each dated August 25, 2026 (collectively, the “August 2026 Financing Agreements”), for an aggregate financing of approximately $2.4 billion, comprised of (i) an approximately $1.2 billion master financing and security agreement (the “MFSA”) between the Borrower, as borrower, Blue Owl Capital Corporation (“OBDC”), as administrative agent (in such capacity, the “Administrative Agent”), Blue Owl Capital Corporation, as collateral agent (in such capacity, the “Collateral Agent”), Blue Owl Capital Corporation, as intercreditor agent (in such capacity, the “Intercreditor Agent”), Blue Owl Capital Corporation, among others listed therein, as lenders party thereto (the “Lenders”); (ii) approximately $1.2 billion aggregate principal amount of the Borrower’s senior notes (the “Notes”) pursuant to a note purchase agreement (the “Note Purchase Agreement”) among the Borrower, as issuer (in such capacity, the “Issuer”), the Intercreditor Agent, the Collateral Agent, Blue Owl Capital Corporation as the note agent (in such capacity, the “Note Agent”), and Pacific Investment Management Company LLC as adviser to certain purchasers among others listed as purchasers therein (“Purchasers”); and (iii) an intercreditor agreement (the “Intercreditor Agreement”) among the Borrower, the Intercreditor Agent, the Administrative Agent, the Collateral Agent and each other person that may become party from time to time, which provides terms applicable to both the MFSA and the Note Purchase Agreement.
The August 2026 Financing Agreements finance GPUs and ancillary equipment owned by the Borrower and located at the Mackenzie data center facilities in British Columbia, Canada, which the Borrower expects to take delivery of in stages through to December 31, 2026. The financing is available as at date of signing and ending on December 31, 2026 (“Availability Period”). Upon acceptance of the relevant equipment the Borrower will submit a funding request pursuant to which it will borrow under the MFSA and issue Notes under the Note Purchase Agreement on a pro-rata basis.
Availability and Maturity
Borrowings under the MFSA and issuances of Notes will be made in stages and are available during the Availability Period. The maturity date for borrowings under the MFSA and Note issuance under the Note Purchase Agreement is the date falling 30 months after the funding date of the relevant borrowing under the MFSA or the funding date of the relevant Note issuance under the Note Purchase Agreement (as applicable).
Payments and Term
The Borrower’s payment obligations under the August 2026 Financing Agreements are absolute and unconditional. The Borrower may prepay the borrowings under the MFSA and Notes, in each case in whole or in part, subject to the prepayment terms set forth in the August 2026 Financing Agreements.
Borrowings under the MFSA bear interest at a per annum rate equal to 9.0%. The Notes will bear interest at a fixed rate of 9.0% per annum.
Principal amounts outstanding under each drawdown of the MFSA and each Note issuance amortize in accordance with applicable amortization schedules.
Guaranty and Security
On August 25, 2026, IREN Limited entered into a guaranty (the “Guaranty”) in favor of the Collateral Agent, pursuant to which IREN Limited unconditionally guarantees the Borrower’s payment obligations under the August 2026 Financing
65

Agreements, subject to the expiry of applicable cure periods therein. IREN Limited’s obligations under the Guaranty are limited to the payment obligations of the Borrower under the August 2026 Financing Agreements; IREN Limited does not guarantee performance of the Borrower’s other obligations under the August 2026 Financing Agreements. The Guaranty does not impose any financial maintenance covenants on IREN Limited and IREN Limited has not granted any security interest in any of its assets in connection with the August 2026 Financing Agreements or the Guaranty.
The obligations of the Borrower under the MFSA and the Note Purchase Agreement are secured by a first-priority security interest in the financed equipment and associated rights pursuant to a specific security agreement governed by laws of the Province of British Columbia and the federal laws of Canada applicable in British Columbia granted by the Borrower in favor of the Collateral Agent.
Covenants and Events of Default
The August 2026 Financing Agreements contain customary representations and warranties and covenants, including reporting obligations, restrictions on liens over the equipment, requirements as to the location, use, maintenance and insurance of the equipment, and restrictions on the incurrence of certain additional indebtedness by the Borrower and IREN Limited subject to certain permitted debt baskets and carve-outs (in relation to IREN Limited). The August 2026 Financing Agreements also contain events of default, including cross-default provisions with respect to payment defaults on other indebtedness of the Borrower, IREN Limited and certain of IREN Limited’s other subsidiaries above specified thresholds, subject to customary exceptions for non-recourse subsidiaries and applicable grace periods. The occurrence of an event of default could result in amounts outstanding under the August 2026 Financing Agreements becoming or being declared due and payable and in enforcement against the equipment and other collateral. The Financing Agreements impose certain restrictions on the incurrence of additional indebtedness by the Parent and the Borrower subject to certain permitted debt baskets and pre-agreed carve-outs, and there is also a requirement that the Borrower remain a wholly owned subsidiary of IREN Limited.
The foregoing descriptions of the MFSA, the Note Purchase Agreement and the Guaranty do not purport to be complete and are qualified in their entirety by reference thereto. Copies of the MFSA, the Note Purchase Agreement and the Guaranty will be filed as exhibits to IREN Limited’s quarterly report on Form 10-Q for the fiscal quarter ending September 30, 2026.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
66

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”) to information to be included under the captions “Board of Directors and Executive Officers”, “Board Composition”, “Board of Directors’ Role in Risk Oversight”, and “Committees of the Board of Directors” which the Company intends to file with the SEC within 120 days after June 30, 2026.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Proxy Statement under the caption “Director Compensation,” “Compensation Discussion and Analysis,” “NEO Compensation” and “Compensation Committee Report,” which the Company intends to file with the SEC within 120 days after June 30, 2026.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Proxy Statement caption “Security Ownership of Certain Beneficial Owners and Management” which the Company intends to file with the SEC within 120 days after June 30, 2026.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Related Party Transactions” and “Director Independence” which the Company intends to file with the SEC within 120 days after June 30, 2026.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Proxy Statement under the caption “Audit Related Services” which the Company intends to file with the SEC within 120 days after June 30, 2026.
67

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit
3.1*	Amended and Restated Constitution of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on November 24, 2025).

3.2*	Certificate of Registration on Change of Name and Conversion to a Public Company dated October 7, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-1 (File No. 333-260488) filed with the SEC on October 25, 2021).

4.1	Description of Securities registered under Section 12 of the Exchange Act.

10.1*#	Amended and Restated At Market Issuance Sales Agreement, dated as of August 28, 2025, between IREN Limited and B. Riley Securities, Inc., Canaccord Genuity LLC, Cantor Fitzgerald & Co., Citigroup Global Markets Inc., Compass Point Research & Trading, LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.2*	Form of Joinder Agreement to the amended and restated At Market Issuance Sales Agreement, dated as of
August 28, 2025 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2026).

10.3*#§	Future Sales and Purchase Agreement, dated as of May 9, 2024, between Bitmain Technologies Delaware Limited and IE US Hardware 1 Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 20-F filed with the SEC on August 28, 2024).

10.4*#§	Future Sales and Purchase Agreement, dated as of August 16, 2024, between Bitmain Technologies Delaware Limited and IE US Hardware 1 Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 20-F filed with the SEC on August 28, 2024).

10.5*#§	Supplemental Agreement to certain Future Sales and Purchase Agreements and Notice of Exercise, dated as of June 4, 2025, between Bitmain Technologies Delaware Limited and IE US Hardware 1 Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.6*#	Partner Statement of Work, dated as of November 2, 2025, between IE US Hardware 3 Inc. (a wholly owned subsidiary of IREN Limited) and Microsoft Corporation and Dell Canada Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2026).

10.7*#	Purchase Agreement, dated as of November 2, 2025, between IE US Hardware 3 Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P. and Dell Canada Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2026).

10.8*#	Non-Cancellable Non-Returnable (NCNR) and Supplemental Terms Agreement, dated as of November 2, 2025, between IE US Hardware 3 Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2026).

68

10.9*#	Non-Cancellable Non-Returnable (NCNR) and Supplemental Terms Agreement, dated as of March 4, 2026, between IE CA Leasing Ltd. (a wholly owned subsidiary of IREN Limited) and Dell Canada Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026).

10.10*#	Non-Cancellable Non-Returnable (NCNR) and Supplemental Terms Agreement, dated as of March 4, 2026, between IE US Hardware 4 Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026).

10.11*#	Purchase Agreement, dated as of March 4, 2026, between IE CA Leasing Ltd. (a wholly owned subsidiary of IREN Limited) and Dell Canada Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026).

10.12*#	Purchase Agreement, dated as of March 4, 2026, between IE US Hardware 4 Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026).

10.13*#	Novation and Amendment Agreement, dated as of April 27, 2026, among Dell Marketing L.P., IE US Hardware 4 Inc. and IE US Hardware 1 Inc., to the Purchase Agreement, dated as of March 4, 2026, IE US Hardware 4, Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026).

10.14#	Purchase Agreement, dated as of May 19, 2026, between IE US Hardware 4 Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P.

10.15#	Non-Cancellable Non-Returnable (NCNR) and Supplemental Terms Agreement, dated as of May 19, 2026, between IE US Hardware 4 Inc. (a wholly owned subsidiary of IREN Limited) and Dell Marketing L.P.

10.16*#	Form of Capped Call Transactions Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 6-K filed with the SEC on December 6, 2024).

10.17*#	Prepaid Forward Transaction Confirmation (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 6-K filed with the SEC on December 6, 2024).

10.18*#	Form of Capped Call Transactions Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 6-K filed with the SEC on June 13, 2025).

10.19*#	Prepaid Forward Transaction Confirmation (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 6-K filed with the SEC on June 13, 2025).

10.20*#	Form of Capped Call Transactions Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2025).

10.21*#	Form of Capped Call Transactions Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 8, 2025).

10.22*#	Form of Capped Call Transactions Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on May 14, 2026).

69

10.23*#	Indenture, dated as of December 6, 2024, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 6-K filed with the SEC on December 6, 2024).

10.24*	Form of certificate representing the 3.25% Convertible Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.2 to the Company’s Report on Form 6-K filed with the SEC on December 6, 2024).

10.25*#	Indenture, dated as of June 13, 2025, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 6-K filed with the SEC on June 13, 2025).

10.26*	Form of certificate representing the 3.50% Convertible Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.2 to the Company’s Report on Form 6-K filed with the SEC on June 13, 2025).

10.27*#	Indenture, dated as of October 14, 2025, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2025).

10.28*	Form of certificates representing the 0.00% Convertible Senior Notes due 2031 (incorporated herein by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2025).

10.29*#	Indenture, dated as of December 8, 2025, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on December 8, 2025).

10.30*	Form of certificates representing the 0.25% Convertible Senior Notes due 2032 (incorporated herein by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the SEC on December 8, 2025).

10.31*#	Indenture, dated as of December 8, 2025, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the SEC on December 8, 2025).

10.32*	Form of certificates representing the 1.00% Convertible Senior Notes due 2033 (incorporated herein by reference to Exhibit 4.4 to the Company’s Report on Form 8-K filed with the SEC on December 8, 2025).

10.33*#	Indenture, dated as of May 14, 2026, between IREN Limited and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on May 14, 2026).

10.34*	Form of certificates representing the 1.00% Convertible Senior Notes due 2033 (incorporated herein by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the SEC on May 14, 2026).

10.35#	Credit Agreement, dated as of May 29, 2026, among IE US Hardware 3 LLC, the lenders party thereto, CSC Delaware Trust Company as administrative agent, and Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners

10.36#	Note Purchase Agreement, dated as of May 29, 2026, among IE US Hardware 3 LLC, CSC Delaware Trust Company, as intercreditor agent, collateral agent, and note agent, and the purchasers party thereto.

70

10.37#	Common Terms Agreement, dated as of May 29, 2026, among IE US Hardware 3 LLC, CSC Delaware Trust Company, as intercreditor agent, administrative agent, and collateral agent, the lenders and the purchasers party thereto and each other person that may become party from time to time.

10.38	Limited Parent Guarantee (MSA), dated as of May 29, 2026, between IREN limited and CSC Delaware Trust Company as collateral agent.

10.39*+	Form of Indemnification Agreement entered into by and between Iris Energy Limited and each director and executive officer (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-1 (File No. 333-260488) filed with the SEC on October 25, 2021).

10.40*+	2023 Long-Term Incentive Plan (2023 LTIP) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.41*+	2023 LTIP Form of Notice of Award (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.42*+	2023 LTIP Form of Notice of Award (Executive Officers) (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.43*+	2023 Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.44*+	2025 Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.45*+	Form of Director Appointment Letter (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.46*+	Non-Employee Director Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.47*+	Non-Employee Director Option Plan Form of Notice of Award (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.48*+	Executive Services Agreement (Belinda Nucifora) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.49+	Executive Services Agreement (Anthony Lewis).

10.50*+	Employee Option Deed and Notice of Award (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025).

10.51*+	IREN Limited 2025 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-292545) filed with the SEC on January 2, 2026).

10.52+	Form of Restricted Stock Unit Award Agreement under the IREN Limited 2025 Omnibus Incentive Plan (Executives).
71

10.53+	Form of Restricted Stock Unit Award Agreement under the IREN Limited 2025 Omnibus Incentive Plan (Directors).

10.54	Limited Parent Guarantee (Remarketing Right), dated as of May 29, 2026, between IREN limited and CSC Delaware Trust Company as collateral agent.

19.1	Insider Trading Compliance Policy.

21.1	List of significant subsidiaries.

23.1	Consent of Raymond Chabot Grant Thornton LLP.

23.2	Consent of KPMG LLP.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Co-Chief Executive Officer.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Co-Chief Executive Officer.

31.3	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer.

32.3	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

97.1	Restatement Clawback Policy.

101.INS	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
72

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document).
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
73

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IREN Limited

Date: August 27, 2026	By:	/s/ Daniel Roberts
Daniel Roberts
Co-Chief Executive Officer and Director

Date: August 27, 2026	By:	/s/ Will Roberts
Will Roberts
Co-Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of August 27, 2026.

Signature	Title

/s/ Daniel Roberts	Co-Chief Executive Officer and Director (co-principal executive officer)
Daniel Roberts

/s/ Will Roberts	Co-Chief Executive Officer and Director (co-principal executive officer)
Will Roberts

/s/ Anthony Lewis	Chief Financial Officer (principal financial and accounting officer)
Anthony Lewis

/s/ David Bartholomew	Chair
David Bartholomew

/s/ Christopher Guzowski	Director
Christopher Guzowski

/s/ Michael Alfred	Director
Michael Alfred

/s/ Sunita Parasuraman
Sunita Parasuraman	Director

74