Form 10-Q
period 2026-09-30
IREN Ltd
filed 2026-11-05
CIK 1878848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-41072
________________________
IREN Limited
(Exact name of registrant as specified in its charter)
________________________

Australia	[Not Applicable]
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Level 5, 55 Market Street Sydney, NSW Australia	2000
(Address of principal executive offices)	(Zip Code)
+61 2 7906 8301
(Registrant’s telephone number, including area code)

________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, no par value	IREN	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 424,357,381 of its Ordinary shares and 2 B Class shares outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include without limitation those relating to information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies and trends we expect to affect our business, and the timing of any of the foregoing. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “potential,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. Such forward-looking statements are subject to limitations, uncertainties, assumptions, disclaimers, and other important factors set out in this document and you should not place undue reliance on these forward-looking statements. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations, and could cause actual results to differ materially from those expressed in the forward-looking statements. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement. Except as required by law, we disclaim any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise.
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
•our ability to successfully execute on our growth strategies and operating plans, including our ability to continue to develop our existing data center sites, design and deploy direct-to-chip liquid and air cooling systems, provide software, and operate and expand our AI Cloud business;

•our shorter operating history in new markets and geographies we have entered or may seek to enter, including the market for AI Cloud, the expansion of our capabilities to include software offerings, and our expansion into new geographies for data centers such as Australia and Europe;
•our ability to remain competitive in highly competitive, dynamic and rapidly evolving industries;
•development and construction delays, increased costs and cost overruns affecting our data centers and our ability to construct, commission and deliver contracted capacity in accordance with the schedules specified in our customer contracts;
•delays, increases in costs or reductions in the supply of materials or equipment used in our development or operations (including GPUs and any other hardware required or necessary for any current or future AI Cloud offerings), including as a result of tariffs and duties, being in high demand due to global supply chain constraints and other factors, and our ability to secure additional hardware equipment (including GPUs and any other hardware necessary or required for any current or future AI Cloud offerings), on commercially reasonable terms or at all, any of which may impact the timely delivery of contracted AI Cloud capacity to our customers;
•price increases imposed by suppliers of certain equipment (including GPUs and any other hardware required for any current or future AI Cloud offerings), including in respect of orders already placed, and our inability in certain cases to pass such increased costs through to our customers under our customer contracts, notwithstanding cost pass-through provisions in certain of our contracts with suppliers;
•our ability to deliver contracted AI Cloud capacity on schedule, or at all, and to meet service level commitments or other obligations under our contracts, as well as service interruptions or equipment failures, any of which could result in significant payments under relevant customer contracts being reduced or delayed, expose us to service credits, damages or other liability, or give rise to termination rights;
•our ability to match customer contracts, capital expenditures, power commitments and financing;
•our ability to appropriately scale our workforce in a sufficiently timely manner to achieve our business objectives and sustain our growth trajectory;
•expectations with respect to the profitability, viability, operability, security, popularity and public perceptions of any current and future AI Cloud offerings, including GPU rental rates;
•our ability to successfully market our AI Cloud business and secure and retain customers on commercially reasonable terms or at all;
•our ability to manage counterparty risk associated with any current or future customers and other counterparties (including credit risk associated with such customers or other counterparties, and the risk that such customers or other counterparties may terminate, default on or underperform their contractual obligations), particularly in customers of our AI Cloud business, which has significant customer concentration;
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
•delays and costs associated with, or failure to obtain or complete, permitting approvals, grid connections and other development activities customary for greenfield or brownfield infrastructure projects in various jurisdictions, including (in the case of Texas) as a result of ERCOT’s announced amendments to the approval process for large load interconnection requests and the comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection process ordered by the Governor of Texas, or as a result of community or public interest advocacy;
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
•the availability, reliability and/or cost of electricity supply, hardware and electrical and data center infrastructure, including with respect to any electricity outages or water restrictions, and any laws and regulations that may restrict the capacity and/or supply of water or electricity available to us;
•any variance between the actual operating performance of our miner hardware achieved compared to the nameplate performance including hashrate;
•electricity market risks relating to changes in laws, regulations and requirements of market operators, network operators and/or regulatory bodies in the jurisdictions in which we operate, including (in the case of Texas) with respect to interconnection of facilities of large electrical loads to the ERCOT grid (for example, via a process that may batch multiple large load interconnection requests), grid stability, voltage ride-through, frequency ride-through and curtailment obligations;
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
•any laws, regulations and ethical standards that may relate to our business, including those that relate to data centers, AI Cloud, Bitcoin and the Bitcoin mining industry and those that relate to any other services we offer, including laws and regulations related to data privacy, cybersecurity and the storage, use or processing of information and consumer laws;
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
•that we do not currently pay any cash dividends on our Ordinary shares, and may not in the foreseeable future and, accordingly, your ability to achieve a return on your investment in our Ordinary shares will depend on appreciation, if any, in the price of our Ordinary shares; and
•the other risk factors disclosed under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on August 27, 2026 (“Annual Report”), as such factors may be updated from time to time in our other filings with the SEC, accessible on the SEC’s website at www.sec.gov and the Investor Relations section of the Company’s website at https://investors.iren.com.
The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

GLOSSARY OF INDUSTRY TERMS AND CONCEPTS
This Quarterly Report includes a number of industry terms and concepts which are defined as follows:
•AI Cloud: The Group’s offering platforms that support Artificial Intelligence (“AI”) workloads such as training and inference through cloud-based infrastructure.
•AI Cloud Lease: a financial reporting classification for arrangements within the Group’s AI Cloud business that are accounted for as leases under ASC 842 Leases, as described in the Group’s Annual Report and in Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report. The classification reflects the accounting treatment of those arrangements and does not denote a separate business, segment or service offering.
•AI Cloud Services: A financial reporting classification for arrangements within the Group’s AI Cloud business that are accounted for as service revenue under ASC 606 Revenue from Contracts with Customers, as described in the Group's Annual Report and in Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report. The classification reflects the accounting treatment of those arrangements and does not denote a separate business, segment or service offering.
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
•GW: Gigawatts. 1GW equals 1,000 megawatts.
•Hashrate: a measure of the computational power used to mine and process transactions on a proof-of-work network such as Bitcoin.
•HPC: High-performance computing, the use of aggregated computing resources to solve complex computational problems, including AI workloads.
•MW: Megawatts. 1MW equals 1,000 kilowatts.
•REC: Renewable Energy Certificate.
•SEC: U.S. Securities and Exchange Commission.

PART I-FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

IREN Limited
Condensed Consolidated Balance Sheets
(Unaudited, in USD millions, except share and per share data)

	Note	September 30, 2026	June 30, 2026
Assets
Current assets
Cash and cash equivalents	8	$3,522	$5,896
Restricted cash, current portion	8	2,208	1,670
Accounts receivable, net		192	21
Deposits and prepaid expenses	9	141	189
Derivative assets	13	8	—
Assets held for sale	11	70	73
Income taxes receivable	23	1	1
Other assets	10	156	36
Total current assets		6,298	7,886

Non-current assets
Property, plant and equipment, net	11	12,344	6,753
Intangible assets, net	12	456	317
Goodwill	12	450	36
Operating lease right-of-use asset, net		7	3
Restricted cash, less current portion	8	48	54
Deposits and prepaid expenses	9	569	266
Derivative assets	13	402	416
Other assets	10	39	59
Total non-current assets		14,315	7,904
Total assets		$20,613	$15,790

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	15	$2,583	$1,825
Operating lease liability, current portion		3	1
Finance lease liability, current portion	11, 17	179	125
Debt, current portion	19	950	169
Deferred revenue, current portion	16	127	46
Other liabilities, current portion	18	104	54
Total current liabilities		3,946	2,221

Non-current liabilities
Operating lease liability, less current portion		4	2
Finance lease liability, less current portion	11, 17	132	118
Debt, less current portion	19	8,947	7,424
Deferred revenue, less current portion	16	2,417	1,796
Deferred tax liabilities	23	39	31
Income taxes payable, less current portion	23	4	4
Other liabilities, less current portion	18	8	8
Total non-current liabilities		11,551	9,383
Total liabilities		15,497	11,604

Commitments and contingencies (See Note 24)

Stockholders’ equity
Ordinary shares, no par value; 406,865,943 and 380,193,608 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively	20	8,246	7,173
B Class shares, no par value; 2 shares authorized; and 2 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively	20	—	—
Additional paid-in capital		(1,546)	(1,647)
Retained earnings (accumulated deficit)		(1,562)	(1,299)
Accumulated other comprehensive income (loss)		(22)	(41)
Total stockholders’ equity		5,116	4,186
Total liabilities and stockholders’ equity		$20,613	$15,790
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in USD millions, except share and per share data)

		Three Months Ended September 30,
	Note	2026	2025
Revenue:
AI Cloud Services revenue	4	$135	$7
AI Cloud Lease revenue	4	65	—
Total AI Cloud revenue		200	7
Bitcoin Mining revenue	4	28	233
Total revenue		228	240

Cost of revenue (exclusive of depreciation and amortization shown below):
AI Cloud Services	5	(17)	(1)
AI Cloud Lease	5	(11)	—
Bitcoin Mining	5	(18)	(80)
Total cost of revenue		(46)	(81)

Operating (expenses) income:
Selling, general and administrative expenses	6	(217)	(138)
Research and development expenses		(7)	—
Depreciation and amortization	11, 12	(148)	(85)
Impairment of assets	11	(2)	(16)
Gain (loss) on disposal of property, plant and equipment		8	—
Other operating expenses		(4)	—
Other operating income		2	4
Total operating (expenses) income		(368)	(236)
Operating (loss) income		(186)	(76)

Other (expense) income:
Finance expense		(73)	(9)
Interest income		51	7
Increase (decrease) in fair value of assets held for sale	11	(21)	—
Realized gain (loss) on financial instruments		—	(6)
Unrealized gain (loss) on financial instruments	13	(28)	665
Foreign exchange gain (loss)		(4)	(5)
Total other (expense) income		(75)	652

Income (loss) before taxes		(261)	575
Income tax (expense) benefit	23	(2)	(191)
Net income (loss)		$(263)	$385

Net income (loss) per share of Ordinary shares:
Basic net income (loss) per share of Ordinary shares	22	$(0.66)	$1.42
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	22	398,557,846	270,696,733

Diluted net income (loss) per share of Ordinary shares	22	$(0.66)	$1.08
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	22	398,557,846	361,680,593

Net income (loss)		$(263)	$385
Other comprehensive income (loss):
Gain (loss) on cash flow hedges, net of tax		23	—
Change in foreign currency translation adjustments		(4)	(5)
Total comprehensive income (loss)		$(244)	$379
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in USD millions, except share and per share data)
Three Months Ended September 30, 2026

	Ordinary shares		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2026	380,193,608	$7,173	$(1,647)	$(1,299)	$(41)	$4,186
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	12,265,474	541	—	—	—	541
Issuance of Ordinary shares – restricted stock units	1,321,196	29	(29)	—	—	—
Issuance of Ordinary shares – stock options	453,431	1	—	—	—	1
Issuance of Ordinary shares – Mirantis acquisition	12,632,234	502	—	—	—	502
Replacement equity awards – Mirantis acquisition	—	—	24	—	—	24
Stock-based compensation		—	106	—	—	106
Other comprehensive income (loss)	—	—	—	—	19	19
Net income (loss)	—	—	—	(263)	—	(263)
Balance, September 30, 2026	406,865,943	$8,246	$(1,546)	$(1,562)	$(22)	$5,116

Three Months Ended September 30, 2025

	Ordinary shares		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2025	257,211,899	$2,355	$89	$(596)	$(30)	$1,817
Issuance of Ordinary shares – at-the-market offering, net of issuance costs	23,041,102	600	—	—	—	600
Issuance of Ordinary shares – restricted stock units	314,237	2	—	—	—	2
Issuance of Ordinary shares – stock options	2,309,065	9	—	—	—	9
Stock-based compensation		—	69	—	—	69
Other comprehensive income (loss)	—	—	—	—	(5)	(5)
Net income (loss)	—	—	—	385	—	385
Balance, September 30, 2025	282,876,303	$2,966	$158	$(212)	$(36)	$2,876
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Condensed Consolidated Statements of Cash Flows
(Unaudited, in USD millions)

	Three Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$(263)	$385
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	148	85
Impairment of assets	2	16
Change in fair value of assets held for sale	21	—
Realized (gain) loss on financial instruments	—	6
Unrealized (gain) loss on financial instruments	28	(665)
(Gain) loss on disposal of property, plant and equipment	(8)	—
Foreign exchange loss (gain)	1	2
Stock-based compensation expense	106	72
Amortization of debt issuance costs	8	1
Changes in assets and liabilities:
Accounts receivable and other receivables	(205)	(13)
Other assets	4	—
Tax related receivables	—	3
Tax related liabilities	—	188
Accounts payable and accrued expenses	(11)	3
Other liabilities	53	49
Deferred revenue	645	22
Prepayments and deposits	(1)	(12)
Operating lease liabilities	1	—
Net cash from (used in) operating activities	529	142

Investing activities
Payments for property, plant and equipment, net of computer hardware	(2,131)	(180)
Payments for computer hardware	(2,693)	(100)
Payments for intangible assets	(65)	—
Payments for other prepayments and deposits	(337)	—
Proceeds from disposal of property, plant and equipment	54	—
Payment for the acquisition of subsidiaries, net of cash acquired	13	—
Proceeds from release of deposits	13	—
Net cash from (used in) investing activities	(5,146)	(280)

Financing activities
Payment of offering costs for the issuance of Ordinary shares	(6)	(18)
Proceeds from the issuance of Ordinary shares	498	618
Proceeds from financing facilities	2,360	—
Repayment of borrowings	(25)	—
Payment of borrowing transaction costs	(19)	(1)
Repayment of finance lease liabilities	(30)	—
Proceeds from loan funded shares	1	1
Proceeds from exercise of options	—	6
Net cash from (used in) financing activities	2,779	606

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,838)	468
Cash, cash equivalents and restricted cash — beginning of period	7,620	565
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(4)	—
Cash, cash equivalents and restricted cash — end of period	$5,778	$1,033
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in USD millions)

	Three Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$34	$—
Cash paid for income taxes	—	—

Supplemental schedule of non-cash investing and financing activities:
Additions to right-of-use assets in exchange for lease liability	96	—
Issuance of Ordinary shares for business combination	502	—
Property, plant and equipment in accounts payable and accrued expenses	2,493	126
Reclassification of property, plant and equipment to assets held for sale	64	—
Issuance of Ordinary shares - stock-based compensation settlements	29	2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)

Note 1. Organization
Nature of operations and corporate information
IREN Limited (“Company” or “Parent Entity”) and the entities it controlled at the end of, or during, the quarter ended September 30, 2026 (collectively the “Group”) is a vertically integrated AI Cloud platform, delivering data centers, compute and software for AI training and inference.
Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements
Basis of presentation and principles of consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and notes required by GAAP for complete financial statements. As such, the information included in this Quarterly Report should be read in conjunction with the Group’s Consolidated Financial Statements for the year ended June 30, 2026, and related notes thereto, included in the Annual Report. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future fiscal periods.
These Unaudited Condensed Consolidated Financial Statements of the Group include the accounts of the Company and its controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.
The U.S. Dollar is the functional and presentation currency of the Company. Beginning with the quarter ended September 30, 2026, the Group has changed the presentation of monetary amounts in its Unaudited Condensed Consolidated Financial Statements and accompanying notes from thousands to millions of U.S. dollars, except per share amounts and unless otherwise indicated. Comparative amounts included in these financial statements have been presented on the same basis. The change affects presentation only and has no effect on the underlying financial position, results of operations or cash flows. Certain displayed amounts may differ from previously reported amounts solely due to rounding, and totals may not equal the sum of individual amounts.
Liquidity
As of September 30, 2026, the Group had cash and cash equivalents of $3,522 million and restricted cash of $2,256 million. For the three months ended September 30, 2026, the Group generated net cash from operating activities of $529 million.
The Group operates a capital-intensive business and expects to continue to incur significant capital expenditures associated with the development and expansion of its data center platform and the acquisition of GPUs and related infrastructure. As of September 30, 2026, the Group had capital commitments of $18,947 million as outlined in Note 24. Commitments and contingencies. The Group has evaluated its anticipated liquidity requirements, including its contractual commitments and planned capital expenditures.
Based on this assessment, which included consideration of the timing of contractual commitments, the Group believes that its existing cash and cash equivalents, expected cash flows from operations and proceeds from financing activities in the normal course of business will be sufficient to satisfy its obligations as they become due for at least 12 months from the date of these Unaudited Condensed Consolidated Financial Statements. The Group may also access debt, equity or other financing sources from time to time to fund additional growth and development initiatives.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Use of estimates and assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.
Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Group’s Unaudited Condensed Consolidated Financial Statements include estimates associated with determining the useful lives and recoverability of long-lived assets, valuation of derivatives and financial assets classified under Level 3 of the fair value hierarchy, stock-based compensation, legal accruals and contingent liabilities, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.
Significant accounting policies
Except as described below, there have been no material changes to the Group’s significant accounting policies disclosed in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements, of the Notes to the Consolidated Financial Statements included in the Annual Report.
Revenue recognition
AI Cloud Services revenue
Following the acquisition of Mirantis in the quarter ended September 30, 2026, the Group’s revenue includes software subscriptions comprising term-based software licenses and related support, cloud-based platform services, and professional services. These offerings are integrated with the Group’s existing AI Cloud Services and presented within “AI Cloud Services revenue”. The Group does not currently expect Mirantis’ revenue to be material to the consolidated results for fiscal year 2027.
Certain customer contracts include significant advance prepayments. For arrangements accounted for under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Group assesses at contract inception whether the payment terms provide a significant financing benefit. This assessment considers the interval between payment and delivery of the related services, any difference between the contractual consideration and the cash selling price, prevailing market interest rates and the commercial reasons for the payment terms. As a practical expedient, the Group does not adjust consideration for financing effects where it expects, at contract inception, that the interval between payment and delivery of the corresponding services will be one year or less. Where a contract is determined to contain a significant financing component, the resulting interest expense is presented separately from revenue within finance expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Advance payments attributable to arrangements accounted for under ASC 842 are recognized as deferred lease revenue and are subject to the Group’s lease accounting policy.
AI Cloud Lease revenue
At contract inception, the Group assesses whether an arrangement is, or contains, a lease. An arrangement contains a lease where it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Where the Group is the lessor, each lease is classified at commencement as a sales-type, direct financing or operating lease. Leases that do not meet the criteria for sales-type or direct financing classification, and leases with variable payments not based on an index or rate for which such classification would result in a selling loss at commencement, are classified as operating leases. For operating leases, the underlying assets remain within property, plant and equipment and continue to be depreciated, and no net investment in the lease is recognized.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
For arrangements that contain both lease and non-lease components, the Group has elected, by class of underlying asset, the practical expedient to combine the non-lease components with the associated lease component where the timing and pattern of transfer are the same and the lease component would be classified as an operating lease. The combined component is accounted for under ASC 842 where the lease component is predominant, and under ASC 606 where the non-lease components are predominant.
Lease commencement is the date on which the underlying asset is made available for the customer’s use. Fixed lease payments under operating leases are recognized as lease revenue on a straight-line basis over the lease term from commencement, provided it is probable that substantially all of the lease payments will be collected. Where collectibility is not probable, lease revenue is limited to the lesser of the straight-line amount and the cash received. Variable payments, including service credits under availability commitments and reductions for delivery delays, are recognized in the period in which the underlying facts and circumstances occur and are presented as a reduction of lease revenue where applicable. Amounts received in advance are recorded as deferred lease revenue and recognized consistent with the pattern of lease revenue. Cash receipts under operating leases are classified within operating activities.
Finite-lived intangible assets
Intangible assets acquired in a business combination are initially recognized at fair value as of the acquisition date.
Developed technology and customer contracts and related relationships are classified as finite-lived intangible assets and are amortized on a straight-line basis over the shorter of their contractual term and their estimated period of economic benefit. The Group reviews the useful lives, residual values and amortization methods at least annually, and adjusts them prospectively if expectations change.
In-process research and development (“IPR&D”) represents acquired projects that have not yet reached technological feasibility. IPR&D is indefinite-lived and not amortized until the related project is completed and the technology is available for its intended use, at which point it is reclassified to developed technology and amortized over its determined useful life. Subsequent development costs are expensed as incurred and abandoned projects are written off.
Finite-lived intangible assets are carried at cost (or acquisition-date fair value) less accumulated amortization and impairment, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such indicators exist, the Group compares the carrying amount of the asset (or asset group) with its estimated undiscounted future cash flows. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount over the asset’s fair value, with the loss recorded in “Impairment of assets” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Research and development expenses
The Group’s research and development expenses consist primarily of employee compensation and benefits, professional fees and allocated costs attributable to the Group’s research and development activities. Research and development costs are expensed as incurred.
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
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
presented on the condensed consolidated statements of operations and comprehensive income (loss). This guidance as further clarified by ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), will be effective for annual periods beginning after December 15, 2026, and for interim periods within financial years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied either prospectively or retrospectively. The Group is currently assessing the impact of adopting the standard.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 updates the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual and interim periods beginning after December 15, 2027; early adoption is permitted. The Group is currently assessing the impact of adopting the standard.
Note 3. Segment information
The Group’s significant expense categories and amounts that are regularly provided to, and used by, the Chief Operating Decision Maker (“CODM”) in assessing performance and allocating resources and that are included in each reported measure of segment profit or loss are presented by reportable segments in Note 5. Cost of revenue.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following table presents revenue and cost of revenue for the Group’s reportable segments, reconciled to the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD millions)	Three Months Ended September 30,
	2026	2025
Reportable segment revenue
AI Cloud	$200	$7
Bitcoin Mining	28	233
Total segment and consolidated revenue	228	240

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
AI Cloud	(28)	(1)
Bitcoin Mining	(18)	(80)
Total segment and consolidated cost of revenue	(46)	(81)

Total segment gross profit (loss)	182	160

Reconciling items:
Selling, general and administrative expenses	(217)	(138)
Research and development expenses	(7)	—
Depreciation and amortization	(148)	(85)
Impairment of assets	(2)	(16)
Gain (loss) on disposal of property, plant and equipment	8	—
Other operating expenses	(4)	—
Other operating income	2	4
Finance expense	(73)	(9)
Interest income	51	7
Increase (decrease) in fair value of assets held for sale	(21)	—
Realized gain (loss) on financial instruments	—	(6)
Unrealized gain (loss) on financial instruments	(28)	665
Foreign exchange gain (loss)	(4)	(5)
Income tax (expense) benefit	(2)	(191)
Net income (loss)	$(263)	$385
Note 4. Revenue
Disaggregation of Revenue
The Group generates revenue from Bitcoin Mining, AI Cloud Services and AI Cloud Lease. Revenue is disaggregated by geographical region based on the location of the contracting entity and type of service or goods.
The disaggregation of revenue by type of service or goods is as follows:

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)

	Three Months Ended September 30,
(in USD millions)	2026	2025
AI Cloud Services	$135	$7
AI Cloud Lease[1]	65	—
Total AI Cloud revenue	200	7
Bitcoin Mining	28	233
Total revenue	$228	$240
1 The Group’s AI Cloud Lease arrangements include availability commitments and related service-level credits. Revenue from these arrangements is accounted for under ASC 842, with fixed and in-substance fixed payments recognized on a straight-line basis over the lease term and amounts subject to availability-related conditions recognized as those conditions are satisfied. For the three months ended September 30, 2026, the Group recognized $49 million of fixed and in-substance fixed lease revenue and $16 million lease revenue subject to availability-related conditions.
The disaggregation of revenue by geographical region based on the location of the contracting entity is as follows:

	Three Months Ended September 30,
(in USD millions)	2026	2025
Australia	$30	$233
Canada	118	7
United States	72	—
All other countries	8	—
Total revenue	$228	$240
Significant customers
The following customers accounted for 10% or more of the Group’s revenue for the periods presented:

	Three Months Ended September 30,
	2026	2025
Customer A	28%	*
Customer B	24%	*
Customer C	18%	*
* Customer did not represent 10% or more of revenue. Revenue from Customers A, B and C is reported within the AI Cloud segment.
Contract Balances
Payment terms are generally 30 days or less for AI Cloud Services and AI Cloud Lease customers and between 30 and 90 days for software subscription and services customers.
Accounts receivable, net, was $192 million and $21 million as of September 30, 2026 and June 30, 2026, respectively. As of September 30, 2026, $127 million related to revenue from contracts with customers and $65 million related to lease revenue; the balance as of June 30, 2026 related entirely to revenue from contracts with customers.
The Group had no contract assets as of September 30, 2026 or June 30, 2026.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Deferred revenue from AI Cloud Services, including current and non-current balances as of September 30, 2026 and June 30, 2026, was $448 million and $219 million, respectively. For the three months ended September 30, 2026 and 2025, revenue recognized from deferred revenue at the beginning of the period, including deferred revenue assumed in the acquisition of Mirantis, was $28 million and $1 million, respectively.
Remaining Performance Obligations (“RPO”)
Remaining performance obligations under contracts accounted for under ASC 606 were $6,347 million as of September 30, 2026, of which $1,529 million is expected to be recognized within 12 months, $1,652 million between months 13 and 24, and the remainder between months 25 and 60, inclusive of $50 million as a result of the significant financing component on upfront customer prepayments.
For contracts accounted for under ASC 842, a summary of minimum lease payments, comprising estimated fixed and in-substance fixed lease revenue under ASC 842, due from our customers under operating lease arrangements with lease periods of greater than one year is shown below. Amounts exclude lease revenue subject to availability-related conditions.

(in USD millions)	September 30, 2026
Remainder of Financial Year 2027	$271
Financial Year 2028	363
Financial Year 2029	362
Financial Year 2030	362
Financial Year 2031	362
Financial Year 2032	121
Thereafter	—
Total	$1,841
As of September 30, 2026, the Group’s remaining aggregate contracted value of lease arrangements, including contracted capacity not yet available for customer use, totaled approximately $13,957 million.

Note 5. Cost of revenue
The components of cost of revenue (exclusive of depreciation and amortization) are as follows:

	Three Months Ended September 30, 2026
(in USD millions)	AI Cloud Services	AI Cloud Lease	Total AI Cloud	Bitcoin Mining	Total
Electricity	$3	$4	$7	$14	$21
Employee benefits	9	3	12	2	14
Other direct expenses	5	4	9	2	11
Total cost of revenue	$17	$11	$28	$18	$46

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)

	Three Months Ended September 30, 2025
(in USD millions)	AI Cloud Services	AI Cloud Lease	Total AI Cloud	Bitcoin Mining	Total
Electricity	$—	$—	$—	$76	$76
Employee benefits	1	—	1	3	4
Other direct expenses	—	—	—	1	1
Total cost of revenue	$1	$—	$1	$80	$81
Note 6. Selling, general and administrative expenses
The components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
(in USD millions)	2026	2025
Employee benefits	$33	$8
Payroll taxes	6	33
Professional fees	20	7
Stock-based compensation	106	72
Insurance	7	5
Renewable energy certificates	3	3
Property taxes	6	2
Non-refundable provincial sales tax	4	1
Marketing expenses	11	3
Other selling, general and administrative expenses	21	4
Total selling, general and administrative expenses	$217	$138
Note 7. Business combination
Mirantis
On August 3, 2026, the Group acquired 100% of the equity interests in Mirantis, a US-based cloud software and services provider. The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. Total consideration was approximately $538 million, comprising approximately 12.6 million of the Company’s Ordinary shares with a fair value of $502 million on the acquisition date, $8 million in cash, $24 million in replacement RSUs issued in exchange for vested Mirantis equity awards, a portion of which were exercised and issued during the period, representing the fair value attributable to pre-combination service, and the balance related to deferred consideration and settlement of pre-existing commercial arrangements between the Group and Mirantis on the acquisition date. The remaining fair value of the replacement awards, which relates to post-combination service, is recognized as stock-based compensation expense over the requisite service period.
The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the acquisition date. The purchase price allocation for the acquisition is preliminary and may be adjusted during the measurement period (up to one year from the acquisition date) as the Group finalizes its assessment of the fair values of the assets acquired and liabilities assumed, including acquired intangible assets, deferred revenue, taxes and certain assumed liabilities, as well as the determination of goodwill and its allocation to reporting units.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)

(in USD millions)	Fair Value
Cash and cash equivalents	$25
Accounts receivable, net	14
Deposits and prepaid expenses	6
Property, plant and equipment, net	4
Intangible assets, net	145
Operating lease right-of-use asset, net	3
Total identifiable assets acquired	197
Accounts payable and accrued expenses	(3)
Operating lease liability	(3)
Deferred revenue	(57)
Other liabilities	(4)
Deferred tax liabilities	(6)
Total liabilities assumed	(73)
Net identifiable assets acquired	124
Goodwill	414
Total consideration transferred	$538
The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. Goodwill is primarily attributable to the assembled workforce and the expected synergies from integrating Mirantis’ Kubernetes orchestration and cloud-native software capability with the Group’s AI Cloud platform, expanding the Group’s offering of managed and enterprise cloud services on its own infrastructure. Goodwill and intangible assets acquired are not deductible for tax purposes. Acquisition-related costs of $6 million to date, of which $2 million was recognized in fiscal year 2026, were expensed as incurred and are included in other operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
From the date of acquisition, the financial results of Mirantis are not material to the Group’s Unaudited Condensed Consolidated Financial Statements. Pro forma revenue and net income (loss) have not been presented because the historical results would not have been material to the consolidated financial statements in any period presented.
Nostrum
During the three months ended September 30, 2026, the Group completed the acquisition accounting for its June 12, 2026 acquisition of Ingenostrum, S.L. (“Nostrum”). No adjustments were made to the provisional amounts previously disclosed in Note 9, Business Combination, to the Group’s Annual Report for the year ended June 30, 2026.
Note 8. Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash as reported on the Condensed Consolidated Balance Sheets are reconciled to the total shown on the Condensed Consolidated Statements of Cash Flows as follows:

(in USD millions)	September 30, 2026	June 30, 2026
Cash and cash equivalents	$3,522	$5,896
Restricted cash — current	2,208	1,670
Restricted cash — non-current	48	54
Total cash, cash equivalents and restricted cash	$5,778	$7,620

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Restricted cash consists of amounts held in reserve accounts under the Group’s debt financing and letter of credit arrangements, which are contractually restricted as to withdrawal or use under the terms of the arrangements. Amounts expected to be released within twelve months of the balance sheet date are classified as current; the remainder as non-current.
Note 9. Deposits and prepaid expenses
The components of deposits and prepaid expenses are as follows:

(in USD millions)	September 30, 2026	June 30, 2026
Current
Security deposits	$54	$83
Prepayments	87	106
Total current deposits and prepaid expenses	141	189

Non-current
Security deposits	527	159
Computer hardware prepayments	2	107
Prepayments	40	—
Total non-current deposits and prepaid expenses	569	266

Total deposits and prepaid expenses	$710	$455
Note 10. Other assets
The components of other assets are as follows:

(in USD millions)	September 30, 2026	June 30, 2026
Current
GST receivables	$100	$30
Interest receivables	4	1
Share issuance proceeds receivables[1]	50	—
Other receivables	2	6
Total current other assets	156	36

Non-current
Debt issuance cost	39	57
Other assets	—	2
Total non-current other assets	39	59

Total other assets	$195	$95
1 Proceeds from the issuance of Ordinary shares were received after September 30, 2026, but before these unaudited condensed consolidated financial statements were issued.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 11. Property, plant and equipment, net
The components of property, plant and equipment were as follows:

(in USD millions)	September 30, 2026	June 30, 2026
GPU hardware	$5,819	$2,035
Buildings	1,731	864
Right-of-use assets - Finance lease	398	302
Other PPE	155	69
Land	155	139
Construction in progress	4,608	3,657
Mining hardware	226	597
Property, plant and equipment, gross	13,092	7,663
Less: Accumulated depreciation	(451)	(426)
Less: Accumulated impairment	(297)	(484)
Property, plant and equipment, net	$12,344	$6,753
Depreciation expense related to property, plant and equipment was $143 million and $85 million for the three months ended September 30, 2026 and 2025, respectively.
Impairment
Impairment charges on property, plant and equipment totaled $2 million for the three months ended September 30, 2026, primarily related to Bitcoin mining hardware. Management performed an impairment assessment as of September 30, 2026, resulting in a charge to reduce their carrying amount to estimated fair value. The estimated fair value was lower than the net carrying amount and was determined using Level 3 inputs, based on quoted market values and related adjustments for similar assets.
Impairment charges on property, plant and equipment totaled $16 million for the three months ended September 30, 2025, primarily related to S21 Pro and non-functioning T21 miners.
Construction in progress
Construction in progress includes costs related to the retrofit and development of data center infrastructure, as well as the cost of GPU hardware not yet commissioned for use.
Property, plant and equipment pledged as security
Included within property, plant and equipment above are GPUs and related infrastructure with an aggregate net carrying amount of $4,769 million as of September 30, 2026 (June 30, 2026: $1,487 million) that are owned by wholly owned subsidiaries of the Group and are pledged as collateral under the Group’s financing facilities. These assets may be used only to settle obligations of those subsidiaries. Refer to Note 19. Debt for more information.
Assets held for sale
During the three months ended September 30, 2026, the Group classified certain Bitcoin mining hardware as held for sale in accordance with ASC Topic 360, Property, Plant and Equipment, as the miners were no longer in use, were actively marketed for sale, and their sale was deemed probable.
Upon classification as held for sale, the hardware was measured at the lower of its carrying amount and fair value less cost to sell. The Group recognized losses from a decrease in the fair value of assets held for sale of $21 million and nil during

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
the three months ended September 30, 2026 and 2025, respectively. Fair value less costs to sell was determined using Level 3 inputs, principally quoted market values and related adjustments for similar assets. Depreciation ceased upon classification of the hardware as held for sale.
The carrying amount of assets held for sale was $70 million and $73 million as of September 30, 2026 and June 30, 2026, respectively.
Note 12. Goodwill and intangible assets, net
Goodwill
The following table summarizes the changes to goodwill:

(in USD millions)	Total
Balance at June 30, 2026	$36
Additions	414
Balance at September 30, 2026	$450
During the three months ended September 30, 2026, the Group recognized goodwill of $414 million in connection with the acquisition of Mirantis. Refer to Note 7. Business combination for more information.
There were no impairment charges recorded to goodwill for any of the periods presented.
Intangible Assets, Net
The components of intangible assets are as follows:

	September 30, 2026
(in USD millions, except years)	Acquired Intangibles, Gross	Accumulated Amortization	Foreign currency translation	Acquired Intangibles, Net	Weighted-Average Finite Lives (in years)
Connection rights for electricity services	$105	$—	$—	$105	12
Software licenses	65	(4)	—	61	5.5
Developed technology	35	(1)	—	34	6
Customer contracts and related relationships	40	(1)	—	39	8
Intangible assets subject to amortization	245	(6)	—	239
In-process research and development	70	—	—	70	N/A
Connection rights for electricity services	148	—	(1)	147	N/A
Intangible assets not subject to amortization	218	—	(1)	217
Total intangible assets	$463	$(6)	$(1)	$456

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)

	June 30, 2026
(in USD millions)	Acquired Intangibles, Gross	Accumulated Amortization	Foreign currency translation	Acquired Intangibles, Net	Weighted-Average Finite Lives (in years)
Connection rights for electricity services	$253	$—	$—	$253	12
Software licenses	65	(1)	—	64	5.5
Total intangible assets	$318	$(1)	$—	$317
During the three months ended September 30, 2026, the Group acquired developed technology of $35 million, customer contracts and related relationships of $40 million and in-process research and development of $70 million in connection with the acquisition of Mirantis (refer to Note 7. Business combination). The developed technology is amortized on a straight-line basis over 6 years, its estimated useful life, and the customer contracts and related relationships are amortized on a straight-line basis over 8 years, the expected period of benefit from the underlying customer relationships. Amortization of these assets commenced on August 3, 2026, and the estimated amortization expense is approximately $11 million for each full financial year. The in-process research and development is not subject to amortization until the related development project is completed and the technology is available for its intended use, at which point it will be amortized on a straight-line basis over its estimated useful life of 6 years; until then it is tested for impairment at least annually and when indicators of impairment arise.
Amortization expense related to finite-lived intangible assets was $5 million and nil for the three months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the expected future amortization expense related to intangible assets was as follows:

(in USD millions)	Total
Remainder of Financial Year 2027	$17
Financial Year 2028	23
Financial Year 2029	31
Financial Year 2030	31
Financial Year 2031	31
Financial Year 2032	25
Thereafter	81
Total expected future amortization expense	$239

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 13. Derivatives
The following table presents the Group’s Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD millions)		September 30, 2026		June 30, 2026
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest-rate swaps — cash flow hedges	Derivative assets - Current	$8	$—	$—	$—
Interest-rate swaps — cash flow hedges	Derivative assets - Non-current	18	—	3	—
Derivatives not designated as hedging instruments:
Capped Call Transactions	Derivative assets - Non-current	384	—	412	—
Total derivatives		$410	$—	$416	$—
The following table presents the effect of derivatives on the Group’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD millions)		Three Months Ended September 30,
Derivative	Statement of Operations Line	2026	2025
Derivatives not designated as hedging instruments:
Capped Call Transactions	Unrealized gain (loss) on financial instruments	$(28)	$192
Bitcoin purchase option	Realized gain (loss) on financial instruments	—	(6)
Bitcoin purchase option	Unrealized gain (loss) on financial instruments	—	3
Total gain (loss) on derivatives		$(28)	$189
Capped Call Transactions
In conjunction with the offering of the Group’s convertible notes, the Group entered into the capped call transactions with certain financial institutions (collectively, the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce potential dilution to holders of the Group’s Ordinary shares upon conversion of the related convertible notes and/or offset cash payments the Group may be required to make in excess of the principal amount upon conversion, subject to a cap. No Capped Call Transactions were entered into, modified or settled during the three months ended September 30, 2026. The 2029 and 2030 Capped Call Transactions have been classified within stockholders’ equity since November 19, 2025 and are not subsequently remeasured. The remaining Capped Call Transactions are accounted for as derivative assets measured at fair value, with changes in fair value recognized within unrealized gain (loss) on financial instruments.
Level 3 derivative assets
The Group determined that the remaining Capped Call Transactions are Level 3 derivative assets given significant unobservable inputs are included in their valuation. The Group estimates the fair value of the derivative using the Black-Scholes-Merton pricing model, which includes several inputs and assumptions including the risk-free interest rate, dividend

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
yield, and the expected stock-price volatility. The following table represents the significant fair value assumptions used for Capped Call Transactions as of September 30, 2026:

	2031 Capped Call	2032 Capped Call	2033 (Jun) Capped Call	2033 (Dec) Capped Call
Closing share price	$40.88	$40.88	$40.88	$40.88
Long strike price	$85.63	$51.40	$51.40	$73.07
Short strike price	$120.18	$82.24	$82.24	$110.30
Risk free interest rate	4.95%	4.99%	5.04%	5.06%
Dividend yield	nil	nil	nil	nil
Expected volatility	65.0%	62.5%	60.0%	60.0%
Volatility is a measure of the expected change in variables over a fixed period of time. Some financial instruments benefit from an increase in volatility and others benefit from a decrease in volatility. Generally, for a long position in an option, an increase in volatility would result in an increase in the fair values of financial instruments.
The following table reconciles the movement in the fair value of the Capped Call Transactions:

(in USD millions)	Total Capped Call Transactions
Balance as of July 1, 2026	$412
Unrealized gain (loss) recognized	(28)
Balance as of September 30, 2026	$384
Cash flow hedges
In May 2026, in connection with the Group’s delayed draw term loan facility (the “DDTL Facility”, see Note 19. Debt), the Group entered into pay-fixed, receive-Term-SOFR interest-rate swaps with an aggregate notional amount of $1,478 million as of September 30, 2026, designated as cash flow hedges of the variability in interest payments on the facility. The swaps mature in October 2031 and amortize in line with the scheduled principal of the facility.
For the three months ended September 30, 2026, the Group recognized a gain of $23 million in other comprehensive income on the effective portion of its cash flow hedges. The Group estimates that approximately $8 million of the amount recorded in accumulated other comprehensive income as of September 30, 2026 will be reclassified into finance expense within the next 12 months.
Note 14. Fair value measurement
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

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following tables present the Group’s assets and liabilities measured at fair value on a recurring basis:

		Fair value measured as of September 30, 2026
(in USD millions)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets
Capped Call Transactions	$384	$—	$—	$384
Interest-rate Swaps	26	—	26	—
Total derivative assets	$410	$—	$26	$384

		Fair value measured as of June 30, 2026
(in USD millions)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets
Capped Call Transactions	$412	$—	$—	$412
Interest-rate Swaps	3	—	3	—
Total derivative assets	$415	$—	$3	$412
Fair value of financial instruments not recognized at fair value
The following tables present information about the Group’s financial instruments that are not recognized at fair value on the Condensed Consolidated Balance Sheets:

	Fair value measured as of September 30, 2026
(in USD millions)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible Notes	$6,657	$6,489	$—	$—
USPP Senior Notes	1,542	—	1,547	—
GPU Financing	1,284	—	1,292	—
Total	$9,483	$6,489	$2,839	$—

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)

	Fair value measured as of June 30, 2026
(in USD millions)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible Notes	$6,653	$7,484	$—	$—
USPP Senior Notes	515	—	524	—
Total	$7,167	$7,484	$524	$—
Debt instruments that bear interest at variable market rates are not included in the table above, as the carrying value of such instruments approximates fair value due to the variable interest rates resetting to reflect current market conditions.
There were no transfers between Level 1, 2 or 3 during the periods presented.
Refer to Note 13. Derivatives for the significant fair value assumptions and the related movements and balances of financial instruments measured and recorded at fair value on a recurring basis.
Note 15. Accounts payable and accrued expenses
The components of accounts payable and accrued expenses are as follows:

(in USD millions)	September 30, 2026	June 30, 2026
Accounts payable	$2,117	$1,297
Accrued expenses	466	527
Other payables	—	1
Total accounts payable and accrued expenses	$2,583	$1,825

Note 16. Deferred revenue
Deferred revenue comprises consideration received in advance of the Group’s satisfaction of the related performance obligations under contracts with customers, and consideration received in advance of lease income earned under arrangements accounted for as leases. Deferred revenue is disaggregated as follows:

(in USD millions)	September 30, 2026	June 30, 2026
Current
Deferred revenue — contracts with customers	$127	$46
Deferred lease revenue — operating leases	—	—
	127	46
Non-current
Deferred revenue — contracts with customers	321	173
Deferred lease revenue — operating leases	2,096	1,623
	2,417	1,796
Total deferred revenue	$2,544	$1,843

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 17. Finance leases
The Group has finance leases that are material to the condensed consolidated financial statements and has provided the related interim disclosures below. The Group also has operating leases that are not material.
The following table shows the right-of-use assets and lease liabilities as of September 30, 2026 and June 30, 2026:

(in USD millions)	September 30, 2026	June 30, 2026
Right-of-use assets:
Finance leases	$353	$274
Total right-of-use assets	$353	$274

Lease liabilities:
Finance leases - Current	$179	$125
Finance leases - Non-current	132	118
Total lease liabilities	$311	$244
The Group’s lease costs are comprised of the following:

	Three Months Ended September 30,
(in USD millions)	2026	2025
Finance lease cost:
Amortization of ROU asset	$17	$—
Interest on lease liabilities	7	—
Total lease expense	$24	$—
The following table presents supplemental lease information:

	Three Months Ended September 30,
(in USD millions)	2026	2025
Operating cash flows – interest paid	$6	$—
Financing cash flows – principal repaid	$30	$—

Weighted-average remaining lease term (in years) – finance leases	1.8	0
Weighted-average discount rate – finance leases	9.9%	—%

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following table presents the Group’s future minimum lease payments as of September 30, 2026:

(in USD millions)	Finance Leases
Remainder of Financial Year 2027	$152
Financial Year 2028	152
Financial Year 2029	37
Financial Year 2030	—
Financial Year 2031	—
Financial Year 2032	—
Thereafter	—
Total undiscounted lease payments	341
Less present value discount	(30)
Present value of lease liabilities	$311
Note 18. Other liabilities
The components of other liabilities are as follows:

(in USD millions)	September 30, 2026	June 30, 2026
Current
Employee benefits	$23	$8
Payroll taxes	30	28
Accrued interest payable	33	8
Other liabilities	18	10
Total current other liabilities	104	54

Non-current
Payroll taxes	8	8
Total non-current other liabilities	8	8

Total other liabilities	$112	$62

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 19. Debt
The total debt obligations are as follows:

(in USD millions)	Maturities	Effective Interest Rates	September 30, 2026	June 30, 2026
Recourse debt
2030 Convertible Notes	June 15, 2030	3.87%	$212	$212
2029 Convertible Notes	December 15, 2029	4.22%	233	233
2031 Convertible Notes	July 1, 2031	0.37%	1,000	1,000
2032 Convertible Notes	June 1, 2032	0.45%	1,150	1,150
2033 (Jun) Convertible Notes	June 1, 2033	1.18%	1,150	1,150
2033 (Dec) Convertible Notes	December 1, 2033	1.18%	3,000	3,000
GPU Financing 2.0	May 31, 2029	10.70%	947	—
GPU Financing 3.0	August 31, 2029	10.38%	355	—
Other debt	2027 - 2029	Various	14	22
Total recourse debt			8,061	6,768

Non-recourse debt
DDTL Facility	December 31, 2031	7.22%	409	413
USPP Senior Notes	December 31, 2031	7.09%	1,571	525
Total non-recourse debt			1,980	938

Total principal of debt			10,041	7,706
Less: unamortized issuance costs			(144)	(113)
Total debt, net of unamortized issuance costs			9,897	7,593
Less: debt, current			(950)	(169)
Debt, non-current			$8,947	$7,424
As of September 30, 2026, the future principal payments for the Group's total debt were as follows:

(in USD millions)	Total
Remainder of Financial Year 2027	$723
Financial Year 2028	1,059
Financial Year 2029	821
Financial Year 2030	733
Financial Year 2031	274
Thereafter	6,431
Total	$10,041

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The total interest expense for the Group’s debt obligations was as follows:

	Three Months Ended September 30,
(in USD millions)	2026	2025
Contractual interest expense	$48	$8
Amortization of debt issuance costs	8	1
Total	$56	$10
During the three months ended September 30, 2026, the Group entered into the following debt instruments:

(in USD millions)	Issuance date	Stated interest rate	Principal amount[1]
GPU Financing 2.0	August 25, 2026	9.00%	$2,447
GPU Financing 3.0	August 26, 2026	9.51%	$363
1 Amounts represent borrowing capacity for each facility.
As of September 30, 2026, the share price trigger under the conversion conditions for the Group’s 2030 Convertible Notes and 2029 Convertible Notes was met.
As of September 30, 2026, $413 million of the DDTL Facility and $1,575 million of the U.S. private placement senior notes (the “USPP Senior Notes”) had been funded, and $1,132 million and $525 million of unfunded commitment, respectively, remained available subject to the conditions precedent.
There were no changes to the terms of the Convertible Notes, or the DDTL Facility and USPP Senior Notes (collectively “GPU Financing 1.0”) during the three months ended September 30, 2026. Refer to Note 23. Debt in the Group’s Annual Report for the year ended June 30, 2026, for descriptions of those instruments.
Equipment financings
During the three months ended September 30, 2026, the Group entered into two secured equipment financings to fund and refinance the purchase of GPUs and related infrastructure: an equipment term loan and notes entered into by its wholly owned subsidiary IE Mackenzie Compute Ltd. (“Mackenzie Compute”) (“GPU Financing 2.0”) and a series of equipment loans entered into by its wholly owned subsidiary IE CA Leasing Ltd. (“CA Leasing”) (“GPU Financing 3.0”). Each is guaranteed by the Parent Entity to cover the payment obligations of Mackenzie Compute and CA Leasing and is therefore recourse to the Parent Entity; no liability is recognized for the guarantees. The financed equipment of each entity is pledged as collateral for the related facility, and the creditors of each entity have recourse to the Parent Entity under their respective guarantees.

GPU Financing 2.0
In August 2026, Mackenzie Compute entered into a master financing and security agreement and a note purchase agreement providing for up to $2.4 billion of senior secured term loans and notes, which are funded ratably on identical terms and presented as a single instrument. Amounts may be drawn through December 31, 2026, subject to satisfaction of customary conditions precedent. Each tranche bears interest at a fixed rate of 9.0% per annum and amortizes in accordance with the applicable amortization schedules over 30 months from its funding date. The financing restricts, among other things, the incurrence of certain indebtedness by the borrower and Parent Entity, subject to pre-agreed permitted debt baskets and carve-outs. As of September 30, 2026, $947 million had been funded, $1,500 million of commitment remained available, and the Group was in compliance with all covenants and terms of the agreements.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
GPU Financing 3.0
In August 2026, CA Leasing entered into equipment finance agreements totaling $363 million, each secured by a senior security interest in the financed equipment, bearing interest at a fixed rate of 9.51% per annum implied by the scheduled payments and repayable in 36 equal monthly installments from September 2026. As of September 30, 2026, $363 million had been funded and the Group was in compliance with all terms of the agreements.

Note 20. Stockholders’ equity
We do not have a limit on our authorized share capital and do not recognize the concept of par value under Australian law.
The total number of Ordinary shares outstanding (including loan-funded shares) was 406,929,463 and 380,710,559 as of September 30, 2026 and June 30, 2026, respectively.
At-the-Market facility
On March 4, 2026, the Company filed a new prospectus supplement relating to the offer and sale of up to $6.0 billion of its Ordinary shares under the At Market Sales Agreement (the “Sales Agreement”). As of September 30, 2026, the Company had issued 59,431,312 Ordinary shares under the new prospectus supplement generating an aggregate of approximately $3.0 billion in gross proceeds.
Loan-funded shares
As of September 30, 2026 and June 30, 2026, there were 63,520 and 516,951 restricted Ordinary shares issued to management under the Employee Share Plans as well as to certain non-employee founders of PodTech Innovation Inc, which are treated as stock options for accounting purposes.
Dividends
No dividends were declared during the three months ended September 30, 2026 and 2025.
Note 21. Stock-based compensation
In November 2025, the Company’s shareholders approved the 2025 Omnibus Incentive Plan (“2025 Omnibus Plan”) under which employees and directors may be granted equity compensation awards with time-based vesting conditions and performance-based vesting conditions. On July 1, 2026, the number of Ordinary shares authorized for issuance under the 2025 Omnibus Plan increased by 8.0 million pursuant to the 2025 Omnibus Plan’s annual increase provision, and the Company filed a registration statement on Form S-8 covering those shares. As of September 30, 2026, 25.5 million Ordinary shares were authorized for issuance under the 2025 Omnibus Plan.
The Group’s stock-based compensation expense recognized during the three months ended September 30, 2026 and 2025, is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended September 30,
(in USD millions)	2026	2025
Stock options	$1	$3
Service-based RSUs	96	42
Performance-based RSUs	9	27
Total stock-based compensation	$106	$72

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
The following table presents a summary of activity for the RSUs with service conditions under all plans during the three months ended September 30, 2026:

(in USD millions, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Outstanding as of June 30, 2026	14,989,686	$12.25	$685
Granted[1,2]	20,372,928	31.04
Forfeited	(2,720)	37.47
Exercised[1]	(1,153,477)	21.31
Outstanding as of September 30, 2026[1]	34,206,417	$23.09	$1,398
Vested and exercisable as of September 30, 2026	8,096,942	$9.15	$331
1Includes 827,578 replacement RSUs issued in connection with the Mirantis acquisition in exchange for vested Mirantis equity awards (refer to Note 7. Business combination). These RSUs were fully vested on issuance; 715,855 were settled in Ordinary shares during the period and 111,723 remain outstanding and are included in vested and exercisable at September 30, 2026. The replacement RSUs do not reduce the number of Ordinary shares available for issuance under the 2025 Omnibus Plan.
2On July 1, 2026, the Company granted 9,099,328 RSUs with service conditions to each of its Co-Chief Executive Officers under the 2025 Omnibus Plan, with a grant-date fair value of $276 million, respectively. The awards vest in four equal annual installments, subject to continued service, and each vested tranche is subject to a two-year post-vesting holding period.
The Group had approximately $594 million of total unrecognized compensation expense related to unvested service condition RSUs granted, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.17 years.
Restricted stock units with market conditions
Stock-based compensation expense related to share-settled RSUs with market conditions is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Group achieving the market condition and the fair value of the award. Compensation expense is recognized on a graded basis over the vesting period regardless of whether the market condition is satisfied, provided that the requisite service is rendered.
Compensation expense for RSUs with non-market performance conditions is based on grant-date fair value and recognized over the vesting period for awards probable of vesting, with a cumulative catch-up as that probability assessment changes. No compensation expense is recognized, and any previously recognized expense is reversed, for awards for which the performance condition is not expected to be, or is not, achieved.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
The following table presents a summary of activity for the RSUs with market conditions under all plans during the three months ended September 30, 2026:

(in USD millions, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Outstanding as of June 30, 2026	5,726,040	$9.25	$262
Granted	448,547	30.28
Forfeited	(6,428)	12.47
Exercised	(167,719)	2.87
Outstanding as of September 30, 2026	6,000,440	$12.57	$245
Vested and exercisable as of September 30, 2026	1,466,321	$2.52	$60
During the three months ended September 30, 2026, the Group issued the following RSUs with market conditions:
•448,547 RSUs which are scheduled to vest after three years based on total shareholder return measured against the Russell 2000 index (and continued service over the vesting period).
The Group had approximately $47 million of total unrecognized compensation expense related to unvested market condition RSUs granted, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.84 years.
Stock options
The following table presents a summary of the option activity under all plans:

(in USD millions, except share and per share amounts and years)	Number of shares	Weighted average exercise price (per share)	Aggregate intrinsic value	Weighted average remaining contractual life (in years)
Outstanding as of June 30, 2026	5,504,194	$66.03	$29	6.80
Granted	—	—
Forfeited or canceled	—	—
Exercised	(453,431)	1.69
Outstanding as of September 30, 2026	5,050,763	$71.80	$7	6.85
Vested and exercisable as of September 30, 2026	2,621,708	$69.53	$7	6.77
The Group had approximately $22 million of total unrecognized compensation expense related to unvested stock options as of September 30, 2026, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.9 years, subject to the early achievement of any associated performance-based vesting hurdles.
No options were granted during the three months ended September 30, 2026.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
Note 22. Net income (loss) per share of Ordinary shares
The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of Ordinary shares as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,
	2026	2025
Stock options	5,050,763	4,832,406
Restricted stock units	31,720,097	67,070
Investment Rights	30,000,000	—
Convertible notes	127,225,107	—
Total	193,995,967	4,899,476
The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share of Ordinary shares for the periods presented:

(in USD millions, except share and per share amounts)	Three Months Ended September 30,
	2026	2025
Numerator:
Net income (loss)	$(263)	$385
Convertible notes interest expense, net of tax	—	7
Numerator for diluted net income (loss) per share of Ordinary shares	$(263)	$392

Denominator:
Basic weighted-average shares used in computing net income (loss) per share of Ordinary shares	398,557,846	270,696,733
Effects of dilutive securities:
Options	—	2,088,098
Restricted stock units	—	22,387,881
Convertible notes	—	66,507,881
Dilutive potential Ordinary shares	—	90,983,860
Diluted weighted-average shares used in computing net income (loss) per share of Ordinary shares	398,557,846	361,680,593

Basic net income (loss) per share of Ordinary shares	$(0.66)	$1.42
Diluted net income (loss) per share of Ordinary shares	$(0.66)	$1.08
Note 23. Income taxes
The effective income tax rate was (0.8)% for the three months ended September 30, 2026 compared to 33.1% for the three months ended September 30, 2025.
The movement in the effective tax rate for the three months ended September 30, 2026 is primarily attributable to the prior period reflecting deferred tax recognized at the Australian statutory rate on an unrealized gain on financial instruments, compared with a pre-tax loss in the current period on which a tax expense was recognized due to movements in valuation allowances against deferred tax assets and certain other permanent differences.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
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
The Company had no material unrecognized tax benefits as of September 30, 2026.
Note 24. Commitments and contingencies
Commitments
As of September 30, 2026 and June 30, 2026, the Group had commitments of $18,947 million and $13,810 million, respectively. These commitments include committed capital expenditure on AI hardware and infrastructure related to site development and construction.
Certain of the Group’s purchase commitments provide cancellation flexibility, subject to contractual terms that may include cancellation charges or reimbursement of supplier costs. Cancellation rights vary by supplier, agreement and stage of order fulfilment.
Legal and regulatory matters
The Group is subject at times to various claims, lawsuits and governmental proceedings relating to the Group’s business and transactions arising in the ordinary course of business. The Group cannot predict the final outcome of such proceedings. Where appropriate, the Group vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the Group’s insurance program. The Group maintains property and various types of liability insurance in an effort to protect the Group from such claims. In terms of any matters where there is no insurance coverage available to the Group, or where coverage is available and the Group maintains a retention or deductible associated with such insurance, the Group may establish an accrual for such loss, retention or deductible based on currently available information.
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
On the basis of current information, the Group does not believe there is a reasonable possibility that any material loss will result from any claims, lawsuits and proceedings to which the Group is subject either individually or in the aggregate.
Contingencies
U.S. importation tariff
In April 2025, the Group received a Notice of Action (“NOA”) from U.S. Customs and Border Protection (“CBP”) challenging the country of origin of mining hardware imported by the Group to the U.S. between April 2024 and February 2025. The NOA asserted that the country of origin of the mining hardware is China and notified the Group of an assessment of a U.S. importation tariff of 25%. The seller has represented to the Group that the country of origin of the mining hardware was not China. Certificates of origin and/or commercial invoices and shipping documents for all mining hardware shipments assessed in the NOA have been provided to the Group to support this claim. The Group had contested the NOA and the associated tariff cost of approximately $100 million. No loss contingency had been recognized in respect of this assessment.

IREN Limited
Notes to the condensed consolidated financial statements
(Unaudited)
In October 2026, CBP approved the Group’s protests and accepted the declared country of origin of the mining hardware covered by those protests. Accordingly, no additional tariff, administrative fee or interest is payable in respect of the above matter.
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
As of September 30, 2026, the total amount of GST under dispute related to the services supplied to the Australian parent entity is approximately $28 million.
Based on the current status of the dispute and the strength of the Group’s legal position, the Group has concluded that it is reasonably possible, but not probable, that an outflow of economic resources will be required as of September 30, 2026. Accordingly, the Group has not recorded a loss contingency as of September 30, 2026, in respect of this matter.
Note 25. Subsequent events
The Group has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements are issued. Except as described below, the Group has concluded no other subsequent events have occurred that require disclosure.
ATM Facility
Subsequent to September 30, 2026, the Company issued a further 17,374,990 Ordinary shares for total gross proceeds of approximately $630 million.
The Group concluded that the foregoing subsequent event represent non-recognized subsequent events under ASC 855 Subsequent Events because the events arose after the balance sheet date and do not provide additional evidence about conditions that existed as of September 30, 2026. Accordingly, no adjustments have been made to the September 30, 2026, unaudited Condensed Consolidated Financial Statements.

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

Overview
IREN is a vertically integrated AI Cloud platform, delivering data centers, compute and software for AI training and inference.
We own and operate all three layers of the AI Cloud stack. The data center layer includes the land, power, substations, buildings and cooling that form the physical foundation of our AI Cloud platform. The compute layer includes the GPUs, CPUs, storage, servers and networking deployed within that data center infrastructure. The software layer includes the managed services and enterprise support that enable customers to deploy, operate and manage AI workloads.
We generate AI Cloud revenue by delivering both bare metal compute and managed cloud services to customers supporting AI training and inference workloads. Our customer base includes hyperscalers, enterprises, AI developers, frontier labs, and channel partners. As of September 30, 2026, our operating AI Cloud capacity represented approximately 93MW.
We continue to operate Bitcoin miners at certain of our data centers while we transition this data center capacity toward AI Cloud. We aim to substantially complete this transition by December 31, 2026 with immaterial Bitcoin mining operations expected to continue through calendar year 2027. We generate Bitcoin mining revenue by contributing computing power, or hashrate, to the Bitcoin network and receiving a share of block rewards and transaction fees, and exchanging these Bitcoin for fiat currencies such as USD or CAD. We typically liquidate all the Bitcoin we mine daily and therefore did not have any Bitcoin held on our balance sheet as of September 30, 2026. As of September 30, 2026, our installed Bitcoin mining capacity was approximately 7.9 EH/s, representing approximately 180MW of data center capacity.
Our total revenue was $228 million for the three months ended September 30, 2026, compared to total revenue of $240 million for the three months ended September 30, 2025. We generated net income (loss) of $(263) million for the three months ended September 30, 2026 compared to net income (loss) of $385 million for the three months ended September 30, 2025. We generated Adjusted EBITDA of $66 million and $92 million for the three months ended September 30, 2026 and 2025, respectively. Our cash and cash equivalents were $3,522 million and restricted cash was $2,256 million as of September 30, 2026. Adjusted EBITDA is a financial measure not defined by GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), see “—Key Indicators of Performance and Financial Condition—Adjusted EBITDA” below. For a discussion of why management believes Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors and the additional purposes for which management uses them, see “Special Note Regarding non-GAAP Measures” in our Annual Report.
Recent Developments
Customer Delivery
Horizon 1 was delivered to and accepted by Microsoft in August 2026 and remains in service. At Microsoft’s request, we are implementing a network design change across the Horizon deployments. Under the Microsoft Agreement, delivery dates are extended, without delay credits, for delays resulting from a Microsoft-requested change.
The Microsoft-requested design change is being implemented in parallel with discussions regarding delivery dates and the application and payment of fees, credits and cost reimbursements. See “Item 1A. Risk Factors—Risks Related to Our Business—Our business is subject to customary risks in developing infrastructure projects” and “Risks Related to AI Cloud

Services—Testing and acceptance conditions, ramp periods, service level commitments, service credits, delay credits, indemnities and termination rights in our customer contracts could adversely affect our revenue, margins and results of operations” in our Annual Report.
Strategic Acquisitions
In August 2026, we completed the acquisition of Mirantis, Inc. (“Mirantis”), a provider of cloud infrastructure software, Kubernetes-based orchestration and enterprise support services. The acquisition expands our software and operational capabilities for deploying, managing, monitoring and supporting customer workloads. See Note 7 to our unaudited condensed consolidated financial statements for additional information regarding the acquisition of Mirantis.
GPU Financing
On August 25, 2026, our wholly owned subsidiary, IE Mackenzie Compute Ltd. (the “Borrower”), entered into financing agreements (the “GPU 2.0 Financing Agreements”) providing up to approximately $2.4 billion of secured financing for GPUs and ancillary equipment at the Mackenzie data center facilities in British Columbia, Canada. The financing consists of an approximately $1.2 billion master financing and security agreement (the “MFSA”) with Blue Owl Capital Corporation, as administrative agent and a lender, and the other lenders party thereto, and a note purchase agreement (the “Note Purchase Agreement”) for up to approximately $1.2 billion aggregate principal amount of senior notes (the “Notes”) with purchasers including those advised or managed by Pacific Investment Management Company LLC.
See “—Liquidity and Capital Resources—GPU Financing 2.0” and Note 19. Debt to our unaudited condensed consolidated financial statements in this Quarterly Report, and Part II, Item 9B. Other Information, “August 2026 Financing Agreements” in our Annual Report for additional information.
Hardware Purchases
On September 28, 2026, IE US Hardware 5 LLC and IE US Hardware 6 LLC (together, the “Purchasers”) and Dell Marketing L.P. (“Dell USA”) entered into purchase documentation, including two purchase orders (the “Purchase Orders”) pursuant to which Dell USA will supply to the Purchasers GPUs and ancillary products and services for an aggregate purchase price of approximately $6.7 billion. Deliveries under the Purchase Orders are scheduled to be made in tranches commencing in the second half of calendar year 2027, with the purchase price payable in installments within 30 days of the shipment of each tranche, subject to limited rights to adjust the price due to certain cost increases.
Each Purchase Order adopts, with applicable modifications, the terms of that certain Purchase Agreement between IE US Hardware 4 LLC (f/k/a IE US Hardware 4 Inc.) and Dell USA dated May 19, 2026 (the “Dell Purchase Agreement”). The Dell Purchase Agreement contains customary representations, warranties, covenants, indemnities and termination rights. The Company has agreed to unconditionally guarantee the obligations of the Purchasers under the Purchase Orders.
Resolution of U.S. Customs and Border Protection Notice of Action
In April 2025, we received a Notice of Action (“NOA”) from U.S. Customs and Border Protection (“CBP”) challenging the country of origin of Bitcoin miners imported between April 2024 and February 2025 from Indonesia, Thailand and Malaysia, asserting that the origin of such miners is China and that tariffs are payable at a higher rate of 25% applicable to China as a result. We filed protests with CBP contesting the NOA based on representations and supporting documentation from the seller of the applicable hardware. In October 2026, CBP approved our protests and accepted the declared country of origin of the mining hardware covered by those protests. As a result, no additional tariff, administrative fee or interest is payable with respect to the NOA, including the potential additional tariff of up to approximately $100 million previously disclosed in our Annual Report. No loss contingency had been recognized in respect of this matter, and its resolution had no effect on our financial position or results of operations for the three months ended September 30, 2026. CBP or other governmental agencies may continue to dispute the origin of hardware or equipment that we import, including GPUs, which could result in higher tariffs than we have paid or anticipated. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions, could adversely impact our business, prospects, operations and financial performance,” in our Annual Report. See also Note 24. Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report.

Factors Affecting Our Performance
We believe our financial condition, results of operations and cash flows are affected by the factors described below. These factors should be considered together with the matters described under “Risk Factors” in Part I, Item 1A of our Annual Report.
Customer demand, contracting and customer concentration
Growth in AI training and inference workloads has contributed to increased demand for our AI Cloud. We expect AI infrastructure requirements to expand as organizations develop and deploy AI across a broader range of use cases. The pace and breadth of AI adoption, together with customers’ infrastructure strategies and investment priorities, will affect demand for our platform and the timing and scale of our investments.
Our AI Cloud revenue depends on our ability to contract capacity with creditworthy customers on acceptable commercial terms, and on the continued growth of demand for AI infrastructure. We primarily contract capacity under multi-year reserved capacity arrangements that specify the amount and type of capacity, service levels, pricing, term, customer prepayments, deployment schedules and acceptance conditions. Revenue (excluding prepayments) generally commences only after applicable compute has been delivered, commissioned, placed in service and accepted (where applicable) by the relevant customer.
Our customer contracts are concentrated. For the three months ended September 30, 2026, our three largest customers accounted for approximately 28%, 24% and 18% of our total revenue. See Note 4. Revenue, to our unaudited condensed consolidated financial statements in this Quarterly Report. The loss of, default by, or reduction in capacity taken by any of our largest customers could materially affect our revenue and our ability to service any indebtedness incurred to finance the related infrastructure. See “Risk Factors” in Part I, Item 1A of our Annual Report. We seek to mitigate this exposure through customer credit assessment, customer prepayments and by broadening our customer base across hyperscalers, enterprises, AI developers, frontier labs, and channel partners. Diversification may reduce concentration over time but may also result in shorter contract terms, smaller individual commitments and greater variability in utilization and pricing.
Delivery, commissioning, testing and customer acceptance of AI Cloud capacity
Our ability to convert contracted capacity into revenue depends on delivery of capacity in accordance with contractual schedules. Each deployment requires the completion of data center construction and energization, delivery and installation of GPUs, servers, storage and networking equipment, integration and configuration of the resulting clusters, performance testing against contractual specifications, and acceptance by the customer. Revenue generally begins only upon customer acceptance, and in certain arrangements is subject to service-level credits based on uptime and other performance requirements thereafter. Delays at any stage may postpone revenue commencement and result in “delay credits,” while certain operating, financing and other costs continue to be incurred, affecting expected project returns. Failure to satisfy delivery schedules or ongoing service-level requirements may also result in significant payments under relevant customer contracts being reduced or delayed, expose us to service credits, damages or other liability, or give rise to termination rights under our customer contracts, any of which could have a material adverse impact on our business, operating results, financial condition and future prospects.
For example, certain contracted capacity that we had targeted to deliver by December 31, 2026 is now expected to be delivered during the following quarter, as a result of a customer-requested design change, supply timing and third-party delays, and there can be no assurance that this capacity will be completed on the revised timeline. See “Item 1A. Risk Factors—Risks Related to Our Business—Our business is subject to customary risks in developing infrastructure projects” and “—Risks Related to Our Business—Our business is highly dependent on a small number of equipment suppliers, and any failure by us or our suppliers to perform under the relevant supply contracts could materially impact our operating results and financial condition” in our Annual Report.
Power availability and data center construction
Our growth depends on our ability to secure large-scale grid-connected power, and to construct and energize data centers capable of supporting AI compute. As of September 30, 2026, we had executed grid connection agreements, letters of agreement or equivalents representing approximately 5GW of total power capacity in the United States, Canada, Spain and Australia and data center projects in varying stages of development.

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
Once a data center is operating, our electricity costs are influenced by regional utility tariffs or wholesale market prices and, where applicable, hedging and longer-term procurement arrangements. Further, the availability of electricity and our cost of electricity may be affected by regulatory requirements and conditions that are applicable to us or data centers generally. These factors, together with data center efficiency and utilization, affect the operating costs and margins of our AI Cloud.
GPU procurement, deployment, and technology obsolescence
Our AI Cloud business requires access to successive generations of GPUs and related infrastructure. Our ability to obtain allocation of leading-edge compute on acceptable terms and timelines depends on our relationships with chipmakers and OEMs. We work closely with a diverse range of suppliers to secure access to GPUs and related infrastructure to ensure we can support our planned expansion. Tariffs, trade restrictions and supply chain disruptions may affect the availability, cost and delivery timing of GPUs, servers, networking and storage equipment and specialized electrical and cooling components.
Compute hardware is subject to rapid technological change, and the introduction of new architectures may reduce the market rate for earlier generations. We estimate the useful lives of GPUs and related equipment based on expected utilization and technological developments. We manage our exposure by maintaining a multi-generation fleet, by matching hardware generations to different customer workload and cost requirements, and by seeking contract terms and durations that support recovery of the associated capital cost over the contracted period.
Contract pricing, utilization and financing economics
The returns we generate on AI Cloud depend on the price at which capacity is contracted, the proportion of installed capacity that is contracted, the capital cost of the associated infrastructure, the useful life of the associated infrastructure and the cost and structure of the financing used to fund it.
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
Software development and platform integration
The software layer of our platform enables customers to provision, deploy, manage and monitor AI workloads. We believe these capabilities expand the range of customers and workloads our platform can serve. Our performance will depend on continuing to integrate these capabilities, executing our product roadmap and translating software functionality into increased customer revenue. Our investment in the software layer includes the acquisition of Mirantis, a provider of cloud software and services, completed on August 3, 2026. We are integrating its k0rdent AI platform into our software layer.
Macroeconomic conditions, tariffs and supply chain
Global economic and geopolitical conditions have been increasingly volatile due to factors such as trade restrictions, inflation, rising interest rates and supply chain disruptions. The impacts of inflation have resulted in increased operating expenses as we grow and develop our managerial, operational and financial capabilities and systems, consistent with the impacts of inflation on the general economy. If our costs, in particular labor, information system, technology, hardware and utility costs, were to become subject to significant inflationary pressures, we might not be able to effectively mitigate such higher costs. In addition, inflation and rising interest rates may impact our cost of capital and impact our ability to obtain financing for future capital expenditures on acceptable terms, or at all. Our inability or failure to mitigate inflationary pressures could adversely affect our business, financial condition, and results of operations.

The AI Cloud industry faces significant demand for equipment, including GPUs, servers, networking and storage equipment and specialized electrical and cooling components. Tariffs and trade restrictions also affect our procurement of such equipment, which we source from a limited number of suppliers and, in certain cases, from a limited number of manufacturing locations. Supply chain delays, manufacturing constraints and logistics disruption may affect our ability to meet our delivery obligations to customers and may result in significant payments under relevant customer contracts being reduced or delayed, expose us to service credits, damages or other liability, or give rise to termination rights under our customer contracts, any of which could have a material adverse impact on our business, operating results, financial condition and future prospects. Increases in the cost of this equipment, or restriction on its availability, could increase the capital cost of our deployments, delay delivery and acceptance of contracted capacity, or both. Suppliers may from time to time increase the price of equipment, including orders we have already placed. Our contracts with suppliers in some cases permit the pass-through of such cost increases, meaning that, notwithstanding that an order has already been made, the increased prices may nonetheless apply to us. We are not always able to pass through these increased costs to our customers, which could adversely affect our business, financial condition, and results of operations.
Competitive environment
The markets for AI Cloud and the infrastructure supporting them are highly competitive and capital-intensive. We compete with cloud service providers, data center developers and operators, hyperscalers, infrastructure investors and other market participants for customers, development sites, grid-connected power, equipment, construction resources, skilled personnel and capital. Certain competitors have greater financial, technical or commercial resources, established customer relationships or access to lower-cost capital, which may provide them with advantages in securing capacity, accelerating development or pricing their services.
Growing demand for AI infrastructure, together with grid interconnection constraints and lengthy development and permitting processes, has intensified competition for suitable sites and timely access to power. Competitive conditions may affect our development costs and timelines, customer contract terms, pricing, margins and returns on invested capital.
Bitcoin mining
We continued to operate Bitcoin miners at our data centers during the three months ended September 30, 2026. We expect Bitcoin mining to represent a declining proportion of our data center capacity and our revenue as we redeploy capacity toward AI Cloud, and aim to substantially complete this transition by December 31, 2026 with immaterial Bitcoin mining operations expected to continue through calendar year 2027.
Bitcoin mining revenue is affected principally by the market price of Bitcoin, the global network hashrate, and the block reward. Because mining rewards are denominated in Bitcoin, our Bitcoin mining revenue varies directly with the Bitcoin price; we liquidate rewards for fiat currency on a daily basis and held no Bitcoin as of September 30, 2026. Increases in the global network hashrate reduce our proportionate share of network rewards for a given amount of operating hashrate. The block reward is subject to halving at predetermined intervals; the most recent halving occurred in April 2024, reducing the reward to 3.125 Bitcoin per block, and the next is expected in April 2028. Our mining revenue is also affected by the cost and availability of electricity at the relevant sites, and by the efficiency of our mining fleet. We do not expect to make further material investments in mining hardware.
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
The following table shows a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended September 30,
	2026	2025
	($ millions)	($ millions)
Net income (loss)	(263)	385
Income tax expense (benefit)	2	191
Finance expense	73	9
Interest income	(51)	(7)
Depreciation and amortization	148	85
Unrealized (gain) loss on financial instruments	28	(665)
(Increase) decrease in fair value of assets held for sale	21	—
Stock-based compensation expense	106	72
Impairment of assets	2	16
Foreign exchange (gain) loss	4	5
(Gain) loss on disposal of property, plant and equipment	(8)	—
Other expenses (1)	4	—
Adjusted EBITDA	66	92
Revenue	228	240

Net income (loss) margin (2)	(116%)	160%
Adjusted EBITDA margin (3)	29%	38%
____________________
(1)Other expenses for the three months ended September 30, 2026 include professional fees incurred in relation to business acquisitions.
(2)Net income (loss) margin is calculated as Net income (loss) divided by Revenue.
(3)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Revenue.

Results of Operations
The following table summarizes our results of operations, disclosed in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025
	($ millions)	($ millions)
Revenue:
AI Cloud Services revenue	135	7
AI Cloud Lease revenue	65	—
Bitcoin Mining revenue	28	233
Total revenue	228	240

Cost of revenue (exclusive of depreciation and amortization shown below):
AI Cloud Services	(17)	(1)
AI Cloud Lease	(11)	—
Bitcoin Mining	(18)	(80)
Total cost of revenue	(46)	(81)

Operating (expenses) income:
Selling, general and administrative expenses	(217)	(138)
Research and development expenses	(7)	—
Depreciation and amortization	(148)	(85)
Impairment of assets	(2)	(16)
Gain (loss) on disposal of property, plant and equipment	8	—
Other operating expenses	(4)	—
Other operating income	2	4
Total operating (expenses) income	(368)	(236)
Operating (loss) income	(186)	(76)

Other (expense) income:
Finance expense	(73)	(9)
Interest income	51	7
Increase (decrease) in fair value of assets held for sale	(21)	—
Realized gain (loss) on financial instruments	—	(6)
Unrealized gain (loss) on financial instruments	(28)	665
Foreign exchange gain (loss)	(4)	(5)
Total other (expense) income	(75)	652

Income (loss) before taxes	(261)	575
Income tax (expense) benefit	(2)	(191)
Net income (loss)	$(263)	$385
Comparison of the three months ended September 30, 2026 and 2025
AI Cloud Services revenue
Our AI Cloud Services revenue for the three months ended September 30, 2026 and 2025, was $135 million and $7 million, respectively. The increase was driven by an increase in AI Cloud Services customers and contracts, as a result of continued capacity expansion, and by revenue contributed by Mirantis following its acquisition on August 3, 2026.

AI Cloud Lease revenue
Our AI Cloud Lease revenue for the three months ended September 30, 2026 and 2025, was $65 million and nil, respectively. The increase primarily reflected the commencement of revenue recognition under AI Cloud arrangements accounted for as leases during the period, including under the Microsoft Agreement following Microsoft’s acceptance of Horizon 1 in August 2026.

Bitcoin Mining revenue
Our Bitcoin Mining revenue for the three months ended September 30, 2026 and 2025, was $28 million and $233 million, respectively. This revenue was generated from the mining and sale of 402 and 2,039 Bitcoin during the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily due to the decrease in Bitcoin mined, which decreased revenue by $116 million, and a lower average Bitcoin price, which decreased revenue by $89 million. The decrease in Bitcoin mined reflected a reduction in our average operating hashrate as we continued our transition to AI Cloud operations. Our average operating hashrate decreased to 8.8 EH/s for the three months ended September 30, 2026 as compared to 45.3 EH/s for the three months ended September 30, 2025.
Cost of revenue - AI Cloud Services (exclusive of depreciation and amortization)
Cost of revenue - AI Cloud Services for the three months ended September 30, 2026 and 2025 was $17 million and $1 million, respectively. The increase primarily reflected growth in our AI Cloud Services customers and contracts, driven by continued capacity expansion, and the costs of services contributed by Mirantis following its acquisition on August 3, 2026.
Cost of revenue - AI Cloud Lease (exclusive of depreciation and amortization)
Cost of revenue - AI Cloud Lease for the three months ended September 30, 2026 and 2025 was $11 million and nil, respectively. The increase was primarily due to the commencement of revenue recognition under AI Cloud arrangements accounted for as leases during the period, including under the Microsoft Agreement following Microsoft’s acceptance of Horizon 1 in August 2026.
Cost of revenue - Bitcoin Mining (exclusive of depreciation and amortization)
Cost of revenue - Bitcoin Mining for the three months ended September 30, 2026 and 2025 was $18 million and $80 million, respectively. The decrease was primarily due to a $61 million decrease in electricity costs, reflecting the decrease in average operating hashrate as we decommissioned Bitcoin mining hardware and continued our transition to AI Cloud operations.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of employee benefits expense, RECs, site expenses (including property taxes), repairs and maintenance, stock-based compensation and professional fees, among other expenses. Selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 were $217 million and $138 million, respectively. The increase included $33 million in higher stock-based compensation expense, primarily reflecting expense recognized on RSUs granted to employees and directors, together with expense attributable to the post-combination compensation component of Mirantis replacement awards. These increases were partially offset by the accelerated vesting of certain performance-based RSUs recognized in the first quarter of fiscal year 2026. Employee benefits expense increased by $24 million as headcount increased to support the expansion of our business operations. These employee related expense increases were partially offset by a $27 million decrease in accrued payroll taxes relating to stock-based compensation awards. Other increases included $13 million in professional fees, $8 million in sponsorships and marketing and $4 million in property taxes, reflecting the expansion of our business operations and ongoing costs associated with being a publicly listed company.

Research and development expenses
Research and development expenses for the three months ended September 30, 2026 and 2025 were $7 million and nil, respectively. The increase primarily relates to compensation and benefits of Mirantis employees engaged in research and development activities following its acquisition on August 3, 2026.

Depreciation and amortization
Depreciation and amortization consists primarily of depreciation of HPC hardware, data center infrastructure and Bitcoin mining hardware, amortization of right-of-use assets under finance leases and amortization of finite-lived intangible assets. Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was $148 million and $85 million, respectively. The increase primarily reflected higher operating capacity at Childress and additional GPUs placed into service during the three months ended September 30, 2026, together with amortization of certain intangible assets acquired through the Mirantis acquisition on August 3, 2026 and other acquired software licenses. The increase was partially offset by lower depreciation of Bitcoin mining hardware.
Impairment of assets
Impairment of assets for the three months ended September 30, 2026 and 2025 was $2 million and $16 million, respectively. The impairment charges during the three months ended September 30, 2026 and 2025 related primarily to Bitcoin mining hardware, as part of the Group’s continued expansion into AI Cloud. See Note 11 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Gain (loss) on disposal of property, plant and equipment
The net gain (loss) on disposal of property, plant and equipment for the three months ended September 30, 2026 and 2025 was $8 million and nil, respectively. The net gain during the three months ended September 30, 2026 primarily relates to the gain recorded on the disposal of Bitcoin mining hardware.
Other operating expenses
Other operating expenses for the three months ended September 30, 2026 and 2025 were $4 million and nil, respectively. During the three months ended September 30, 2026, other operating expenses primarily comprised professional fees and other transaction costs associated with business acquisitions.
Other operating income
Other operating income for the three months ended September 30, 2026 and 2025 was $2 million and $4 million, respectively. The decrease was primarily due to lower demand response program income at our site at Childress during the three months ended September 30, 2026.
Finance expense
Finance expense for the three months ended September 30, 2026 and 2025 was $73 million and $9 million, respectively. The increase was primarily related to higher principal amounts of outstanding convertible notes, debt facilities, lease liabilities and significant financing components associated with customer prepayments during the three months ended September 30, 2026 as compared to the quarter ended September 30, 2025. See Note 19 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Interest income
Interest income for the three months ended September 30, 2026 and 2025 was $51 million and $7 million, respectively. The increase in interest income was primarily related to an increase in our average cash, cash equivalents and restricted cash balance in the quarter ended September 30, 2026 as compared to the quarter ended September 30, 2025.
Increase (decrease) in fair value of assets held for sale
Increase (decrease) in fair value of assets held for sale for the three months ended September 30, 2026 and 2025 was $(21) million and nil, respectively. The decrease was related to the decrease in fair value of Bitcoin miners held for sale during the three months ended September 30, 2026. Refer to Note 11 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.

Realized gain (loss) on financial instruments
Realized gain (loss) on financial instruments for the three months ended September 30, 2026 and 2025 was nil and $(6) million, respectively. Realized gain (loss) on financial instruments during the three months ended September 30, 2025 was related to the loss on expired Bitcoin purchase options.
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on financial instruments for the three months ended September 30, 2026 and 2025 was $(28) million and $665 million, respectively. The unrealized loss during the three months ended September 30, 2026 related to changes in fair value of Capped Call Transactions, which include Capped Call Transactions entered into subsequent to September 30, 2025. Refer to Note 13 of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Foreign exchange gain (loss)
Foreign exchange gain (loss) for the three months ended September 30, 2026 and 2025 was $(4) million and $(5) million, respectively. The loss in each period primarily related to the foreign exchange movements in the translation and remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the entity holding them.
Income tax (expense) benefit
Income tax (expense) benefit for the three months ended September 30, 2026 and 2025 was $(2) million and $(191) million, respectively. The movement was primarily driven by changes in permanent differences and other discrete items between the two reporting periods.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $3,522 million. For the three months ended September 30, 2026, we had net income (loss) of $(263) million and net operating cash inflow of $529 million. Based on our current operating plans and business conditions, we believe that our existing cash and cash equivalents, expected cash flows from operations and proceeds from financing activities will be sufficient to satisfy our anticipated liquidity requirements for the next 12 months and for the reasonably foreseeable future.
Our primary cash requirements have been for capital needs to support capital expenditure for the development and construction of our data center platform, and the purchase of GPUs, as well as investments in growth and development initiatives. We are a capital-intensive business that requires significant funding. Our liquidity outlook could be adversely affected by events that materially reduce our access to the capital markets or impair our production capabilities, including, but not limited to, our ability to maintain our existing operations, failure to effectively execute our growth strategies, falling GPU rental rates, counterparty risks for AI Cloud contracts, broader deteriorating macroeconomic conditions, the regulatory and sociopolitical environment related to data center development, and significant increases in costs. Furthermore, we have generated significant negative cash flows from investing activities as we continue to support the growth of our AI Cloud segment. As part of this strategy, we are transitioning our British Columbia and Childress sites to support AI Cloud, while continuing to advance development and expansion initiatives across our broader data center portfolio. We anticipate making significant investments for the foreseeable future, including capital requirements associated with the Microsoft Agreement and the NVIDIA Agreement, as well as GPU acquisitions and the development of additional data center capacity. We also expect to continue progressing development activities at other sites to support this transition and broader growth plan. We expect these and other planned investments to require substantial additional capital to support the continued expansion in this segment.
Our primary sources of liquidity and capital during the three months ended September 30, 2026 included available cash and cash equivalents, proceeds from sales under our at-the-market facility, proceeds from issuances of debt, GPU financing, and cash inflows from operations, including AI Cloud contract prepayments reflected in deferred revenue. Given constrained GPU supply and long lead times, we may commit to purchases of GPU and related hardware and commence the related site development in advance of arranging the related financing, and in certain cases in advance of executing customer contracts for the related capacity. We intend to fund our planned investments through a range of funding sources and financing initiatives, which may include customer prepayments, cash on hand, asset-backed GPU and data center financing facilities, equipment financing arrangements, convertible note issuances and equity issuances. We continue to monitor funding markets for opportunities to raise additional unsecured and secured debt, equity or equity-linked capital, at both the corporate and project levels, to support our capital and liquidity needs and growth plans. Any such financings are subject to market conditions and there can be no assurance as to the structure, timing, amount or other terms of any such financing, but any could be material.
At-the-market facilities
We are party to an At Market Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co., Compass Point Research & Trading, LLC, Canaccord Genuity LLC, Citigroup Global Markets, Inc., Roth Capital Partners, LLC and Macquarie Capital (USA) Inc, to which Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC and Jefferies LLC were joined on March 4, 2026. Pursuant to the Sales Agreement, we may offer and sell our Ordinary shares from time to time in an amount not to exceed the lesser of the amount registered on an effective registration statement and for which we have filed a prospectus, and the amount authorized from time to time to be issued and sold under the Sales Agreement by the Board. As a result, we may increase the amount of our Ordinary shares that may be sold from time to time pursuant to the Sales Agreement in accordance with the terms of the Sales Agreement.
On March 4, 2026, the Company filed a new prospectus supplement superseding and replacing the previously filed prospectus supplement relating to the offer and sale of up to $6,000,000,000 of its Ordinary shares under the Sales Agreement. As of September 30, 2026, the Company had issued 59,431,312 Ordinary shares under the new prospectus supplement generating an aggregate of approximately $3.0 billion in gross proceeds. See Note 20. Stockholders’ equity for further information.
As of October 30, 2026, the Company has issued 76,806,302 Ordinary shares under the new prospectus supplement generating an aggregate of approximately $3.7 billion in gross proceeds. See Note 25. Subsequent events for further information. The total number of Ordinary shares outstanding as of October 30, 2026, was 424,357,381.
Convertible notes
As of September 30, 2026, our six series of Convertible Notes had combined outstanding principal of $6,746 million. We issued no additional convertible notes during the quarter.
The notes mature between December 2029 and December 2033 and bear coupons ranging from 0% to 3.50%. Principal is repayable at the respective maturities unless the notes are converted, redeemed or repurchased earlier. Upon conversion, we may elect settlement in cash, Ordinary shares or a combination, subject to the applicable indenture.
In connection with each series of Convertible Notes, we entered into capped call transactions (the “Capped Call Transactions”) that are generally expected to reduce potential dilution to our Ordinary shares and/or offset payments in excess of the principal amount of converted notes, subject to a cap.
Further details of the Convertible Notes and associated Capped Call Transactions appear in Item 7, “Liquidity and Capital Resources,” and Note 23. Debt and Note 17. Derivatives of our Annual Report. Refer also to Note 19. Debt of the unaudited condensed consolidated financial statements included in this Quarterly Report for current-period information.
GPU Financing
GPU Financing 1.0 — Our financing subsidiary, IE US Hardware 3, LLC secured financing commitments totaling $3,645 million for GPUs and related infrastructure supporting the Microsoft Agreement at Horizons 1–4. These comprise a $1,545 million senior secured delayed draw term loan (the “DDTL Facility”), bearing interest at one-month Term SOFR plus 2.25%, and $2,100 million of senior secured notes (the “USPP Senior Notes”), bearing interest at 5.96% per annum.
As of September 30, 2026, $413 million of the DDTL Facility had been funded and $1,575 million of the USPP Senior Notes had been issued. Unfunded commitments of $1,132 million and $525 million, respectively, remained available subject to conditions precedent. USPP proceeds are initially deposited into a restricted escrow account and become available for deployment only upon satisfaction of the applicable release conditions. Of the USPP Senior Notes issued, the proceeds of $1,050 million (Tranches 2 and 3) were held in the escrow account at September 30, 2026 pending satisfaction of the release conditions. The USPP Senior Notes bear interest from their respective issue dates, including while the proceeds remain in escrow. Scheduled monthly amortization of the Tranche 1 loans and notes commenced in September

2026 following Microsoft’s acceptance of Horizon 1. On October 1, 2026, the Tranche 2 proceeds of $525 million were released from escrow and $388 million was borrowed under the DDTL Facility. Their terms were unchanged during the quarter.
GPU Financing 2.0 — The GPU 2.0 Financing Agreements provide up to $2,447 million of secured term loans under the MFSA and the Notes under the Note Purchase Agreement, funded pro rata in tranches upon the Borrower’s acceptance of the relevant GPUs and related equipment located at the Mackenzie data center facilities in British Columbia, Canada. Each funded tranche bears interest at 9.0% per annum and amortizes in accordance with the applicable amortization schedules over 30 months from the funding date. As of September 30, 2026, $947 million had been funded and $1,500 million remained available through December 31, 2026, subject to customary conditions precedent.
GPU Financing 3.0 — In August 2026, our wholly owned subsidiary, IE CA Leasing Ltd. entered into equipment finance agreements totaling approximately $363 million for GPUs and related equipment located at the Prince George data center facilities in British Columbia, Canada. The financing was fully funded as of September 30, 2026, bears a fixed annual interest rate of 9.51% implied by the scheduled payments and is repayable in 36 equal monthly installments from September 2026.
GPU Financing 2.0 and GPU Financing 3.0 are secured by the respective financed equipment and are recourse to IREN under guarantees of the respective borrower’s payment obligations. Each guarantee agreement does not impose financial maintenance covenants on IREN, and IREN has not granted security over its assets in connection with either financing. GPU Financing 2.0 also restricts certain additional indebtedness of the Borrower and IREN, subject to permitted debt baskets and exceptions, and contains cross-default provisions relating to payment defaults on other indebtedness of the Borrower, IREN and certain of IREN’s other subsidiaries above specified thresholds, in each case subject to customary exceptions for non-recourse subsidiaries and applicable grace periods. GPU Financing 3.0 contains a cross-acceleration provision triggered if indebtedness of IE CA Leasing Ltd. or IREN with an outstanding principal amount exceeding $500 million is accelerated following a default, and a default under any one of the agreements is a default under each of them. We were in compliance with the terms of the respective financings as of September 30, 2026. Refer to Note 19. Debt of the unaudited condensed consolidated financial statements included in this Quarterly Report and, for the unchanged terms of GPU Financing 1.0, Item 7 and Note 23. Debt and Part II, Item 9B. Other Information, "August 2026 Financing Agreements" of our Annual Report.
Equipment Leasing Agreements
We also finance certain GPU purchases through equipment leases. IREN has guaranteed the payment obligations under our existing equipment leases and may guarantee the payment obligations under future equipment leases. See Note 17. Finance leases of the unaudited condensed consolidated financial statements included in this Quarterly Report for our finance lease obligations.

Off-Balance Sheet Arrangements
As of September 30, 2026, there have been no material changes to our off-balance sheet arrangements as reported under Item 7 in the Annual Report.

Historical Cash Flows
The following table sets forth a summary of our historical cash flows for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025
	($ millions)	($ millions)
Net cash from (used in) operating activities	529	142
Net cash from (used in) investing activities	(5,146)	(280)
Net cash from (used in) financing activities	2,779	606
Net cash, cash equivalents and restricted cash increase (decrease)	(1,838)	468
Cash, cash equivalents and restricted cash at the beginning of the period	7,620	565
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(4)	—
Net cash, cash equivalents and restricted cash at the end of the period	$5,778	$1,033
Operating activities
Our net cash from operating activities was $529 million for the three months ended September 30, 2026, compared to net cash from operating activities of $142 million for the three months ended September 30, 2025, an increase of $386 million. For the three months ended September 30, 2026, we recorded a net income (loss) of $(263) million, compared to $385 million for the three months ended September 30, 2025.
Adjustments to reconcile net loss to net cash provided by operating activities totaled $306 million, primarily comprising depreciation and amortization of $148 million, stock-based compensation expense of $106 million, unrealized (gain) loss on financial instruments of $28 million, change in fair value of assets held for sale of $21 million and impairment of assets of $2 million. Other adjustments, including realized gain (loss) on financial instruments, foreign exchange (gain) loss, amortization of debt issuance costs, and (gain) loss on disposal of property, plant and equipment, collectively contributed $1 million. Refer to “—Results of Operations” for further detail of associated costs.
Unrealized (gain) loss on financial instruments reflects the changes in fair value of the Capped Call Transactions. Depreciation and amortization reflects ongoing investment in property, plant, and equipment, software assets and acquired intangible assets. Stock-based compensation reflects the amortization expense associated with the issuance of equity incentives.
Changes in operating assets and liabilities generated a net cash increase of $486 million, primarily reflecting an increase in deferred revenue of $645 million from AI Cloud contracts and an increase in other liabilities of $53 million mainly attributable to accrued interest payable and employee benefits. These were partly offset by an increase in accounts receivable and other receivables of $205 million, a decrease in accounts payable and accrued liabilities relating to operating activities of $11 million.
Investing activities
Our net cash used in investing activities was $5,146 million for the three months ended September 30, 2026, compared to net cash used in investing activities of $280 million for the three months ended September 30, 2025. The increase in cash outflows of $4,866 million primarily reflected higher payments for computer hardware, payments for property, plant and equipment, net of computer hardware, and intangible assets, as well as higher payments for deposits for land options and other deposits.
The payments for computer hardware of $2,693 million relates to AI hardware. The payment for property, plant and equipment, net of computer hardware, of $2,131 million primarily relate to the continuing expansion of our data center capacity at Childress, including Horizons 1-4, and at the Sweetwater 1 and Sweetwater 2 sites as well as the transition of the British Columbia data centers to AI Cloud.

Financing activities
Net cash from financing activities was $2,779 million for the three months ended September 30, 2026, compared to net cash from financing activities of $606 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, our cash inflows consisted primarily of $2,360 million in proceeds from the issuance of debt financing facilities and $498 million from the issuance of Ordinary shares. These were partially offset by repayment of borrowings of $24.7 million, repayment of finance lease liabilities of $30.2 million, payments for borrowing transaction costs of $18.6 million and offering costs related to the at-the-market program of $6.1 million.
Contractual Obligations
As of September 30, 2026, the Group had commitments of $18,947 million, as compared to $13,810 million as of June 30, 2026. These commitments include committed capital expenditure on AI hardware and infrastructure related to site development and construction.
Certain of the Group’s purchase commitments provide cancellation flexibility, subject to contractual terms that may include cancellation charges or reimbursement of supplier costs. Cancellation rights vary by supplier, agreement and stage of order fulfilment.
The increase in total commitments was primarily due to an increase in commitments related to our expansion into AI Cloud and includes committed capital expenditure on computer hardware and infrastructure related to site development of Horizons 1-6 at the Childress site, the Sweetwater 1 and Sweetwater 2 sites and the transition of the Childress and British Columbia data centers to AI Cloud. The commitments set forth above do not reflect commitments related to any hardware purchase agreements and other contracts entered into after September 30, 2026.
Our debt service requirements include principal and interest on the Convertible Notes and GPU financings described above. The $6,746 million of outstanding convertible-note principal is payable at the respective maturities between December 2029 and December 2033 unless converted, redeemed or repurchased earlier. Refer to Note 19. Debt of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
As of September 30, 2026, remaining payments under our finance leases, primarily for GPU hardware, totaled approximately $341 million over the remaining lease terms. Refer to Note 17. Finance leases of the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: stock-based compensation expense, estimation of useful lives of assets, income taxes, impairment of long-lived assets, and loss contingencies. During the three months ended September 30, 2026, there were no changes to our critical accounting policies and estimates from those described in our Annual Report, except as mentioned in Note 2 — “Basis of presentation, summary of significant accounting policies and recent accounting pronouncements” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
For quantitative and qualitative disclosures about market risk affecting the Group, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report. Our exposure to market risk has not changed materially since June 30, 2026.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On June 12, 2026, we completed the acquisition of Nostrum Group and on August 3, 2026, we completed the acquisition of Mirantis. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. We are integrating Nostrum Group and Mirantis into our internal control over financial reporting. We expect to include Nostrum Group and Mirantis in management’s assessment within the period permitted by such guidance.
Except as disclosed above, there has been no change to the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 13, 2026, the lead plaintiffs filed a notice that they are appealing the Court’s decision to the U.S. Court of Appeals for the Third Circuit. On September 21, 2026, the lead plaintiffs filed an opening brief, and on November 4, 2026, the Company filed its response brief. The lead plaintiffs’ reply brief is due on November 11, 2026, subject to any extension. The Company continues to believe that these claims are without merit and intends to defend itself vigorously.
See “Item 1A. Risk Factors—General Risk Factors—We are the subject of a putative securities class action, which has been dismissed with prejudice and is on appeal, and could become subject to future litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities” in our Annual Report for further information.

Canada Revenue Agency
On June 23, 2025, the Company filed a Notice of Appeal with the Tax Court of Canada, to dispute the CRA’s determination that the Company has a permanent establishment in Canada and the related GST assessment. His Majesty the King, as respondent in this case, filed a reply on November 3, 2025 and the parties are in the process of preparing a timetabling order, which will outline the remaining steps in this matter. There is currently no deadline in place for the parties to set the remaining dates.
See Note 24 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2026 included in this Quarterly Report for further information.
ITEM 1A.    RISK FACTORS
Risks Related to Our Business
There have been no material changes to the Company’s risk factors as disclosed in “Item 1A. — Risk Factors” included in our Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with our acquisition of Mirantis pursuant to an agreement and plan of merger, dated as of May 4, 2026, by and among the Company, Kube Merger Sub Inc. and Mirantis, we issued 12,632,234 Ordinary shares on August 3, 2026 plus cash, restricted stock units and other consideration, to former holders of shares of Mirantis common stock. The issuance of such Ordinary shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder, in light of the character and number of Mirantis security holders that received Ordinary shares as part of the acquisition consideration, the disclosure afforded to such security holders and the absence of any general solicitation or advertising in connection with the transactions. See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further information.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plan Adoptions and Terminations

During the quarter ended September 30, 2026, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS.

Exhibit No.	Exhibit
3.1	Amended and Restated Constitution of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on November 24, 2025).

3.2	Certificate of Registration on Change of Name and Conversion to a Public Company dated October 7, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-1 (File No. 333-260488) filed with the SEC on October 25, 2021).

10.1*§	Master Financing and Security Agreement, dated August 25, 2026, by and among IE Mackenzie Compute Ltd., as borrower, Blue Owl Capital Corporation, as administrative agent, collateral agent and intercreditor agent, and the lenders party thereto.

10.2*§^	Note Purchase Agreement, dated August 25, 2026, by and among IE Mackenzie Compute Ltd., as issuer, Blue Owl Capital Corporation, as intercreditor agent, collateral agent and note agent, and the purchasers party thereto.

10.3*^	Guaranty, dated August 25, 2026, by IREN Limited.

10.4*+	Form of Restricted Stock Unit Award Agreement (Co-CEOs)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Co-Chief Executive Officer.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Co-Chief Executive Officer.

31.3	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1#	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer.

32.2#	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer.

32.3#	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document).
_____________________________________________________
*Filed herewith.
§    Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
+    Indicates management contract or compensatory plan or arrangement.
^    Certain confidential information has been redacted pursuant to Item 601(a)(6) and/or 601(b)(10)(iv) of Regulation S-K.
#    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IREN Limited

Date: November 5, 2026	By:	/s/ William Roberts
William Roberts
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Anthony Lewis
Anthony Lewis
Chief Financial Officer
(Principal Financial Officer)